Form 10-Q
period 2011-03-31
Liberty CapStarz, Inc.
filed 2011-06-02
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-171201

LIBERTY CAPSTARZ, INC
(Exact name of Registrant as specified in its charter)

State of Delaware	20-8988475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        As of May 27, 2011, Liberty CapStarz, Inc. is an indirect wholly-owned subsidiary of Liberty Media Corporation.

LIBERTY CAPSTARZ, INC.

Condensed Combined Balance Sheets

(unaudited)

	March 31, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,198	2,090
Trade and other receivables, net	254	257
Program rights	425	411
Short term marketable securities	314	509
Restricted cash (note 10)	635	53
Receivable from Liberty	43	85
Other current assets	50	137

Total current assets	3,919	3,542

Investments in available-for-sale securities and other cost investments, including $1,125 million and $1,219 million pledged as collateral for share borrowing arrangements (note 6)	3,322	4,550
Investments in affiliates, accounted for using the equity method (note 7)	89	91
Property and equipment, at cost	509	520
Accumulated depreciation	(273)	(273)

	236	247

Intangible assets not subject to amortization (note 9)	486	485
Intangible assets subject to amortization, net (note 9)	154	164
Program rights	351	323
Deferred costs	242	345
Deferred tax assets	234	371
Other assets, at cost, net of accumulated amortization	166	674

Total assets	$9,199	10,792

(continued)

LIBERTY CAPSTARZ, INC.

Condensed Combined Balance Sheets, continued

(unaudited)

	March 31, 2011	December 31, 2010
	amounts in millions
Liabilities and Parent's Investment
Current liabilities:
Accounts payable	$17	21
Accrued liabilities	253	243
Financial instruments (note 8)	1,133	1,222
Current portion of debt (note 10)	773	37
Deferred income tax liabilities	720	712
Deferred revenue	128	240
Other current liabilities	89	36

Total current liabilities	3,113	2,511

Long-term debt, including $— million and $1,283 million measured at fair value (note 10)	58	2,101
Deferred revenue	530	846
Other liabilities	295	308

Total liabilities	3,996	5,766

Parent's Investment
Parent's investment	3,979	4,117
Accumulated other comprehensive earnings, net of taxes	29	54
Retained earnings	1,200	855

Total Parent's investment	5,208	5,026
Noncontrolling interests in equity of subsidiaries	(5)	—

Total Parent's investment	5,203	5,026

Commitments and contingencies (note 12)
Total liabilities and Parent's investment	$9,199	10,792

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Operations

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$973	473

	973	473

Operating costs and expenses:
Operating	393	270
Selling, general and administrative, including stock-based compensation (note 3)	107	160
Legal settlement	(7)	—
Depreciation and amortization	21	21

	514	451

Operating income	459	22
Other income (expense):
Interest expense	(7)	(23)
Liberty interest income	—	4
Share of earnings of affiliates, net (note 7)	(5)	(14)
Realized and unrealized gains on financial instruments, net (note 8)	122	142
Losses on dispositions, net	(2)	(1)
Other, net	25	20

	133	128

Earnings from continuing operations before income taxes	592	150
Income tax expense	(246)	(71)

Net earnings	346	79
Less net earnings attributable to the noncontrolling interests	1	—

Net earnings attributable to Splitco stockholders	$345	79

Net earnings attributable to Splitco stockholders:
Splitco Capital common stock	$293	$22
Splitco Starz common stock	52	57

	$345	79

(continued)

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Operations

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions, except per share amounts
Pro Forma basic net earnings attributable to Splitco stockholders per common share (note 4):
Series A and Series B Splitco Capital common stock	$3.57	.23
Series A and Series B Splitco Starz common stock	$1.02	1.14
Pro Forma diluted net earnings attributable to Splitco stockholders per common share (note 4):
Series A and Series B Splitco Capital common stock	$3.49	.22
Series A and Series B Splitco Starz common stock	$0.98	1.10

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions
Net earnings	$346	79

Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(24)	30
Recognition of previously unrealized gains on available-for-sale securities, net	(6)	—
Reattribution of other comprehensive earnings from Liberty	—	30
Other	1	—

Other comprehensive earnings (loss)	(29)	60

Comprehensive earnings	317	139
Less comprehensive earnings attributable to the noncontrolling interests	1	—

Comprehensive earnings attributable to Splitco stockholders	$316	139

Comprehensive earnings attributable to Splitco stockholders:
Splitco Capital common stock	$269	82
Splitco Starz common stock	47	57

	$316	139

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Cash Flows

(unaudited)

	Three months ended March 31,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings	$346	79
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21	21
Amortization of program rights	141	142
Stock-based compensation	11	17
Cash payments for stock-based compensation	(3)	(29)
Share of earnings of affiliates, net	5	14
Realized and unrealized gains on financial instruments, net	(122)	(142)
Losses on disposition of assets, net	2	1
Liberty tax allocation, net	(33)	(81)
Liberty tax payments, net	69	72
Deferred income tax expense	186	49
Other noncash charges (credits), net	(375)	20
Changes in operating assets and liabilities
Current and other assets	(220)	(247)
Payables and other liabilities	237	258

Net cash provided by operating activities	265	174

Cash flows from investing activities:
Cash proceeds from dispositions	—	58
Proceeds from settlement of financial instruments, net	—	414
Investments in and loans to cost and equity investees	(19)	(176)
Repayment of loans by investees	134	25
Repayment of loan by Liberty	—	316
Capital expended for property and equipment	(3)	(2)
Net sales of short term investments	165	35
Net decrease in restricted cash	(79)	(43)
Reattribution of cash	(264)	(807)
Other investing activities, net	3	—

Net cash used by investing activities	(63)	(180)

Cash flows from financing activities:
Borrowings of debt	1	38
Repayments of debt	(19)	(525)
Repurchases of Liberty common stock	(80)	(44)
Other financing activities, net	4	71

Net cash used by financing activities	(94)	(460)

Net increase (decrease) in cash and cash equivalents	108	(466)
Cash and cash equivalents at beginning of period	2,090	3,951

Cash and cash equivalents at end of period	$2,198	3,485

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statement of Parent's Investment

(unaudited)

Three months ended March 31, 2011

	Parent's Investment
	Parent's investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total Parent's investment
	amounts in millions
Balance at January 1, 2011	$4,117	54	855	—	5,026
Net earnings	—	—	345	1	346
Other comprehensive loss	—	(29)	—	—	(29)
Stock compensation	(3)	—	—	—	(3)
Issuance of Liberty common stock upon exercise of stock options	4	—	—	—	4
Series A Liberty Capital stock repurchases	(80)	—	—	—	(80)
Reattribution net impact	46	—	—	—	46
Sale of noncontrolling interest, net of tax impacts	(103)	—	—	(4)	(107)
Other	(2)	4	—	(2)	—

Balance at March 31, 2011	$3,979	29	1,200	(5)	5,203

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements

March 31, 2011
(unaudited)

(1)   Basis of Presentation

        The accompanying combined financial statements of Liberty CapStarz, Inc. (formerly named Liberty Splitco, Inc.) and its controlled subsidiaries (collectively, "Splitco" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of certain video programming and other media related assets and businesses of Liberty Media Corporation ("Liberty" or "Liberty Media"). Splitco is currently an indirect, wholly owned subsidiary of Liberty. Liberty's capital structure utilizes three tracking stocks: the Liberty Interactive ("Liberty Interactive") common stock, Liberty Starz ("Liberty Starz") common stock and Liberty Capital ("Liberty Capital"") common stock. During the second quarter of 2010, Liberty announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "proposed Split-Off"). The proposed Split-Off is to be effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of a wholly owned subsidiary of Liberty (Splitco) holding all of the assets and businesses of the Liberty Capital and Liberty Starz tracking stock groups. In contemplation of the proposed Split-Off, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 that became effective during the second quarter of 2011. By virtue of the registration statement having gone effective, the Company was required to file its Form 10-Q for the quarter ended March 31, 2011, in advance of the proposed Split-off and the contribution of certain assets and businesses to Splitco which is to occur immediately prior to the proposed Split-Off.

        Splitco will continue to utilize a tracking stock capital structure similar to Liberty Media's, with two tracking stock groups: one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). Splitco will hold all the assets and be subject to substantially all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups at the time of the proposed split-off. In the redemption, in each case on a 1-for-1 basis, holders of Liberty Capital common stock will receive shares of Splitco Capital common stock and holders of Liberty Starz common stock will receive shares of Splitco Starz common stock, in each case on a one-for-one basis. After the redemption, Splitco and Liberty will be separate public companies.

        Therefore, these financial statements have been presented using the historical presentation of the Liberty attributed information as a basis for the combined financial statements. Previous transactions of the Liberty Capital and Liberty Starz tracking stock groups have been reflected as transactions of Splitco (the combined entity) and the Liberty Interactive group has been treated as Liberty for purposes of these combined financial statements. Previous transactions between either the Liberty Starz group or the Liberty Capital group with the Liberty Interactive group, including all reattributions, have been reflected at historical cost on a prospective basis (i.e., treated as book value transfers rather than retroactive as-if poolings). All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

        The proposed Split-Off is intended to be tax-free to stockholders of Liberty, and its completion is subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed Split-Off, the opinions of tax counsel and required governmental approvals. On May 23, 2011, Liberty received the necessary votes of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting, as a separate class, at a special meeting called to consider the proposed Split-Off.

        On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by Liberty's subsidiary, Liberty Media, LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed Split-Off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media, LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which is subject to appeal. Resolution of the subject matter of this lawsuit, through a non-appealable judgment, is a condition to Liberty completing the proposed Split-Off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed Split-Off in the second or third quarter of 2011.

        Splitco, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.

        The accompanying interim unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto of Splitco for the year ended December 31, 2010 which are included in Annex B to Splitco's Form S-4 registration statement filed with the Securities and Exchange Commission on April 18, 2011.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments to be its most significant estimates and (iv) amortization of program rights.

        Splitco holds investments that are accounted for using the equity method. Splitco does not control the decision making process or business management practices of these affiliates. Accordingly, Splitco relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Splitco relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Splitco's condensed combined financial statements.

        In September 2009, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

        The Company adopted the revenue guidance on a prospective basis as of January 1, 2011. There was no financial statement impact on that date as a result of the adoption of the new accounting guidance. In the first quarter of 2011 TruePosition, a consolidated subsidiary of the Company, entered into an amended contract with AT&T (one of TruePosition's largest customers) that materially changed the terms of the existing contract. The transition provisions of the new accounting guidance require that when a contract is materially modified it is subject to the new accounting requirements. This resulted in the Company recognizing revenue for all the delivered elements meeting the separation criteria, previously deferred under the previous accounting guidance. TruePosition recognized approximately $538 million of revenue and $167 million of deferred cost associated with the delivered elements as of the modification date. Previously, TruePosition did not have Vendor Specific Objective Evidence for the undelivered specified upgrade, which changed the timing of revenue recognition for the entire arrangement. Under the new guidance TruePosition utilized the estimated selling price to determine what portion of the overall consideration to allocate to the delivered and undelivered elements.

(2)   Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Splitco will have two tracking stocks—Splitco Starz common stock and Splitco Capital common stock, which are intended to track and reflect the economic performance of the Splitco Starz Group and Splitco Capital Group, respectively. While the Splitco Starz Group and the Splitco Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective immediately (the "February Reattribution"):

  •
  the change in attribution from the Interactive Group to the Capital Group of Liberty's 14.6% ownership interest in Live Nation Entertainment, Inc.;

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

  •
  the change in attribution from the Capital Group to the Interactive Group of the following debt securities:

  •
  $469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

  •
  $460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

  •
  $492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

  •
  the change in attribution from the Capital Group to the Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

  •
  the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty Media's Capital Group to its Starz Group was extinguished, and the Starz Group became attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty Media's Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group will remain attributed to its Capital Group.

        On February 9, 2011, Liberty Media's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock (approximately 22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with a carrying value of $1,215 million) into which such debt is exchangeable and cash of $264 million from the Capital Group to the Interactive Group (the "TWX Reattribution").

        Splitco has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Splitco's tracking stock groups.

        The term "Splitco Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Splitco has attributed to that group. The Splitco Starz Group focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,044 million (as of March 31, 2011) of cash, including subsidiary cash. The Splitco Starz Group will also include such other businesses, assets and liabilities that Splitco's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Splitco may acquire for the Splitco Starz Group.

        The term "Splitco Capital Group" also does not represent a separate legal entity, rather it represents all of Splitco's businesses, assets and liabilities other than those which have been attributed to the Starz Group. The assets and businesses attributed to the Splitco Capital Group include Splitco's

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Splitco has attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of other parent debt to the Splitco Capital Group. The Splitco Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Splitco Capital Group, including such other businesses and assets as Liberty may acquire for the Splitco Capital Group.

(3)   Stock-Based Compensation

        Liberty has granted to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of Liberty common stock (collectively, "Awards"). Liberty has measured the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty has measured the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

        In connection with the proposed Split-Off, awards with respect to Series A and Series B Liberty Starz and Liberty Capital will be converted to awards with respect to Series A and Series B Splitco Starz and Splitco Capital common stocks pursuant to Splitco's incentive plans. Therefore, the activity associated with options of Liberty Starz and Capital have been reflected as options of Splitco in the combined financial statements.

        Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2011	$11
March 31, 2010	$17

        In March 2011, Liberty granted, primarily to Starz employees, 475,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $21.38 per share. These options vest quarterly over the 4 year vesting period.

        The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Liberty—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2011	4,996	$19.38	3,217	$46.15
Granted	—	$—	475	$72.86
Exercised	(413)	$8.63	(138)	$29.98
Forfeited/Cancelled/Exchanged	—	$—	(6)	$56.96

Outstanding at March 31, 2011	4,583	$20.35	3,548	$50.33

Exercisable at March 31, 2011	1,305	$11.17	536	$30.99

        The following table provides additional information about outstanding options to purchase Liberty common stock at March 31, 2011.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,583	$20.35	6.6 years	$244,393	1,305	$11.17	$81,570
Series A Starz	3,548	$50.33	6.8 years	$99,233	536	$30.99	$24,996
Series B Starz	36	$26.71	4.2 years	$1,846	36	$26.71	$1,846

        As of March 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $79 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.7 years.

(4)   Unaudited Pro Forma Earnings Attributable to Splitco Stockholders Per Common Share

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

Pro Forma Series A and Series B Splitco Capital Common Stock

        The basic EPS for the three months ended March 31, 2011 and 2010 was computed by dividing the net earnings attributable to the Splitco Capital Group by the weighted average outstanding shares of Liberty Capital common stock, on an as if converted basis assuming a ratio of 1 to 1 for the proposed Split-Off, for the period (82 million and 97 million, respectively). Fully diluted EPS for the three months ended March 31, 2011 and 2010 includes 2 million and 2 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Pro Forma Series A and Series B Splitco Starz Common Stock

        The basic EPS for the three months ended March 31, 2011 and 2010 was computed by dividing the net earnings attributable to the Splitco Starz Group by the weighted average outstanding shares of Liberty Starz common stock, on an as if converted basis assuming a ratio of 1 to 1 for the proposed Split-Off, for the period (51 million and 50 million, respectively). Fully diluted EPS for the three months ended March 31, 2011 and 2010 includes 2 million and 2 million common stock equivalents, respectively. Excluded from diluted EPS for the three months ended March 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

(5)   Assets and Liabilities Measured at Fair Value

        For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	amounts in millions
Short term marketable securities	$314	314	—	—
Available-for-sale securities	$3,311	3,068	243	—
Financial instrument liabilities	$1,133	1,125	8	—

        The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed combined statements of operations. The total value of the Non-strategic Securities aggregated $2,556 million as of March 31, 2011.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	March 31, 2011	December 31, 2010
	amounts in millions
Splitco Capital Group
Time Warner Inc.(1)(2)	$444	1,101
Time Warner Cable Inc.(1)(2)	223	567
Sprint Nextel Corporation ("Sprint")(1)	214	301
Motorola Solutions(1)(3)	331	471
Motorola Mobility(1)(3)	158	—
Viacom, Inc.	353	301
Live Nation(4)	362	389
Century Link, Inc.(1)	153	248
Priceline(1)	264	208
Other AFS equity securities(1)(2)	44	100
SIRIUS XM debt securities	393	384
Other AFS debt securities	274	404
Other cost investments and related receivables	11	9

Total attributed Splitco Capital Group	3,224	4,483

Splitco Starz Group
Other AFS debt and equity securities	98	67

Total attributed Splitco Starz Group	98	67

Combined Splitco	$3,322	4,550

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
As discussed in note 2, certain of these securities were reattributed from the Capital Group to the Interactive Group in the first quarter of 2011.

(3)
Effective January 4, 2011 Motorola, Inc. separated Motorola Mobility Holdings, Inc. in a 1 for 8 stock distribution. Motorola Inc. simultaneously completed a 1 for 7 reverse stock split and was renamed Motorola Solutions, Inc.

(4)
During the first quarter of 2011, Liberty entered into a subscription agreement to acquire shares of Live Nation. Approximately 1.8 million shares were acquired immediately under the agreement for consideration of approximately $19 million. Additionally, under the agreement Liberty has agreed to acquire an additional 5.5 million shares for consideration of $58 million, subject to Live Nation shareholder vote to be held at the annual meeting which must occur no later than June 30, 2011. Splitco will assume the obligations of Liberty under the subscription agreement.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$—	73	32	66
Gross unrealized holding losses(1)	$(14)	—	—	—

(1)
Splitco does not currently have any gross unrealized losses that have been in such position for greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method

        The Company has various investments accounted for using the equity method. The following table includes Splitco's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2011 and the carrying amount at December 31, 2010:

	March 31, 2011		December 31, 2010
	Percentage ownership	Carrying amount	Carrying amount
		dollar amounts in millions
Splitco Capital Group
SIRIUS XM	40%	—	5
Other	various	89	86

		$89	91

        The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2011	2010
	amounts in millions
Splitco Capital Group
SIRIUS XM	$(7)	(8)
Other	2	(6)

	$(5)	(14)

Sirius XM Radio Inc.

        Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is insubstance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings/losses for SIRIUS XM on a three-month lag due to timeliness considerations.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        Summarized unaudited financial information for SIRIUS XM is as follows:

  SIRIUS XM Consolidated Balance Sheet

	December 31,
	2010	2009
	amounts in millions
Current assets	$992	860
Property and equipment, net	1,761	1,711
Intangible assets	2,629	2,695
Goodwill	1,835	1,835
Other assets	166	221

Total assets	$7,383	7,322

Current liabilities	$2,350	2,077
Deferred income taxes	915	940
Long-term debt	2,696	2,800
Other liabilities	1,214	1,409
Stockholders' equity	208	96

Total liabilities and equity	$7,383	7,322

  SIRIUS XM Consolidated Statement of Operations

	Three months ended December 31,	Three months ended December 31,
	2010	2009
	amounts in millions
Revenue	$736	676
Costs of services	(292)	(273)
Selling, general and administrative expenses	(246)	(239)
Restructuring, impairments and related costs	(60)	(3)
Depreciation and amortization	(67)	(78)

Operating income	71	83
Interest expense	(72)	(66)
Loss on extinguishment of debt	(85)	(4)
Other income (loss), net	3	4
Income tax expense	2	(3)

Net income attributable to SIRIUS XM stockholders	$(81)	14

        As of March 31, 2011, the SIRIUS XM Preferred Stock had a market value of $4,269 million based on the value of the common stock into which it is convertible.

(8)   Financial Instruments

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, the Company borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by the Company have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at the Company's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.

        The Company's financial instruments are summarized as follows:

Type of financial instrument	March 31, 2011	December 31, 2010
	amounts in millions
Liabilities
Borrowed shares(1)	$1,125	1,219
Other	8	11

	1,133	1,230
Less current portion	(1,133)	(1,222)

	$—	8

(1)
The market values of borrowed shares are as follows:

	March 31, 2011	December 31, 2010
	amounts in millions
Time Warner	$108	97
Time Warner Cable	54	50
Sprint(a)	127	221
Motorola Solutions(b)	331	471
Motorola Mobility(b)	158	—
CenturyLink(a)	78	165
Priceline	264	208
Other	5	7

	$1,125	1,219

(a)
In January 2011, the Company unwound a portion of the borrowed share position with respect to approximately 25 million Sprint shares and 2 million CenturyLink shares through the delivery of such shares to the counterparty. The asset associated with these AFS securities ($115 million and $74 million, respectively) was retired as well as the liability ($115 million and $74 million, respectively) associated with those borrowed share positions.

(b)
As discussed in note 6, Motorola Inc. separated into two companies effective January 4, 2011 through a stock distribution and reverse stock split.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2011	2010
	amounts in millions
Non-strategic securities(1)	$300	209
Exchangeable senior debentures	(86)	(38)
Equity collars	—	2
Borrowed shares(1)	(95)	(3)
Other	3	(28)

	$122	142

(1)
The unrealized gains (losses) on Non-strategic securities for the three months ended March 31, 2011 and 2010 include gains of $95 million and $3 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	Starz LLC	ANLBC	TruePosition	Other	Total
	amounts in millions
Balance at January 1, 2011	$132	180	6	14	332
Other	—	—	—	1	1

Balance at March 31, 2011	$132	180	6	15	333

        Other significant intangible assets not subject to amortization include Franchise Rights ($143 million) owned by ANLBC and other intangibles ($10 million) as of December 31, 2010 and March 31, 2011.

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $10 million and $10 million for the three months ended March 31, 2011 and 2010, respectively. Based on its amortizable intangible assets as of March 31, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2011	$22
2012	$18
2013	$16
2014	$12
2015	$10

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

(10) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal March 31, 2011
		March 31, 2011	December 31, 2010
	amounts in millions
Splitco Capital Group
Exchangeable senior debentures
3.125% Exchangeable Senior Debentures due 2023	$—	—	1,283
Bank facility	750	750	750

Total attributed Splitco Capital Group debt	750	750	2,033

Splitco Starz Group
Subsidiary debt	81	81	105

Total attributed Splitco Starz Group debt	81	81	105

Total combined Splitco debt	$831	831	2,138

Less current maturities		(773)	(37)

Total long-term debt		$58	2,101

Exchangeable Senior Debentures

        As discussed in note 2, in the first quarter of 2011 the Board of Directors of Liberty reattributed the 3.125% Exchangeable Senior Debentures from Liberty Capital to Liberty Interactive which was reflected on a prospective basis.

Bank Facility

        The outstanding balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $614 million is included in restricted cash in the accompanying condensed combined balance sheet at March 31, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.

Other Subsidiary Debt

        Other subsidiary debt at March 31, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Due to its variable rate nature, the Company believes that the carrying amount of its subsidiary debt and other parent debt approximated fair value at March 31, 2011.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

(11) Commitments and Contingencies

Film Rights

        Starz, a wholly-owned subsidiary of the Company, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at March 31, 2011 is reflected as a liability in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2011 is payable as follows: $100 million in 2011 and $2 million in 2012.

        Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at March 31, 2011. Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 9-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") a total of $190 million in four annual installments of $47.5 million beginning in 2011 for a contract extension. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $359 million in 2011; $200 million in 2012; $81 million in 2013; $67 million in 2014; $55 million in 2015 and $89 million thereafter.

Guarantees

        The Company guarantees Starz's obligations under certain of its studio output agreements. At March 31, 2011, the Company's guarantees for obligations for films released by such date aggregated $662 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.

        In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2011 aggregated $198 million, which is payable as follows: $81 million in 2011, $71 million in 2012 and $20 million in 2013 and $13 million in 2014 and $13 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        The Company and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

Litigation

        The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(12) Information About Splitco's Operating Segments

        The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company has attributed each of its businesses to one of two groups: the Starz Group and the Capital Group. Each of the businesses in the tracking stock groups is separately managed. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

        The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, the Company reviews nonfinancial measures such as subscriber growth, penetration, website visitors, conversion rates and active customers, as appropriate.

        The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        As discussed in Note 2, effective September 30, 2010, Liberty Media's board of directors approved a change in attribution of Starz Media from the Capital Group to the Starz Group to better align the remaining businesses of Starz Media with the legacy Starz Entertainment business to form a combined Starz entity that we refer to as Starz, LLC. The Starz Media Reattribution did not have any impact on the consolidated results of the Company and was reflected on prospective basis for tracking stock purposes. This change in attribution of Starz Media changed how these entities are reviewed and operated from the Splitco combined view point and thus gives rise to a new presentation for segment reporting purposes for both the current and prior year periods.

        Prior to its reattribution the biggest driver of the Starz Media business unit was its theatrical production business which is no longer being operated except for the remaining exploitation of its existing film library in home video, non-pay television and other ancillary markets. As a result, we do not expect the effect of the remaining Starz Media businesses in future periods to materially change Starz, LLC's operations prospectively. Based on this lack of comparability and the importance of maintaining the integrity of the historical tracking stock results we have included a segment reclassification adjustment for both the Starz Group and the Capital Group in order to reconcile to the historical attributed results for each group.

        For the three months ended March 31, 2011, the Company has identified the following businesses as its reportable segments:

  •
  Starz, LLC—consolidated subsidiary attributed to the Starz Group that provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats in the United States and throughout the world.

  •
  ANLBC—consolidated subsidiary attributed to the Capital Group that owns and operates the Atlanta Braves Major League Baseball franchise.

  •
  TruePosition, Inc.—consolidated subsidiary attributed to the Capital Group that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide.

        Splitco's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Performance Measures

	Three months ended March 31,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Splitco Starz Group
Starz, LLC	$391	131	449	99
Corporate and other	1	(5)	2	(3)
Adjustment for tracking stock purposes(1)	—	—	(144)	7

	392	126	307	103

Splitco Capital Group
ANLBC	4	(16)	3	(15)
TruePosition	560	370	5	(19)
Corporate and other	17	4	14	(2)
Adjustment for tracking stock purposes(1)	—	—	144	(7)

	581	358	166	(43)

Combined Splitco	$973	484	473	60

(1)
As discussed above due to the change in segments the prior periods have been changed to reflect the current segment presentation. The adjustment is necessary to align the tracking stock subtotals to the Unaudited Attributed Financial Information for tracking stock groups found in Exhibit 99.1, wherein this change in attribution has been reflected prospectively.

Other Information

	March 31, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Splitco Starz Group
Starz, LLC	$1,859	—	1
Corporate and other	884	—	—

	2,743	—	1

Splitco Capital Group
ANLBC	594	30	—
TruePosition	361	—	1
Corporate and other	5,553	59	1

	6,508	89	2

Inter-group eliminations	(52)	—	—

Combined Splitco	$9,199	89	3

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$484	60
Stock-based compensation	(11)	(17)
Gain on legal settlement	7	—
Depreciation and amortization	(21)	(21)
Interest expense	(7)	(23)
Liberty interest income	—	4
Share of earnings of affiliates, net	(5)	(14)
Realized and unrealized gains on financial instruments, net	122	142
Gains (losses) on dispositions, net	(2)	(1)
Other, net	25	20

Earnings from continuing operations before income taxes	$592	150

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

  •
  customer demand for our products and services and our ability to adapt to changes in demand;

  •
  competitor responses to our products and services, and the products and services of the entities in which we have interests;

  •
  uncertainties inherent in the development and integration of new business lines and business strategies;

  •
  uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

  •
  our future financial performance, including availability, terms and deployment of capital;

  •
  our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

  •
  the ability of suppliers and vendors to deliver products, equipment, software and services;

  •
  the outcome of any pending or threatened litigation;

  •
  availability of qualified personnel;

  •
  changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

  •
  changes in the nature of key strategic relationships with partners, vendors and joint venturers;

  •
  general economic and business conditions and industry trends including the current economic downturn;

  •
  consumer spending levels, including the availability and amount of individual consumer debt;

  •
  disruption in the production of theatrical films or television programs due to strikes by unions representing writers, directors or actors;

  •
  continued consolidation of the broadband distribution and movie studio industries;

  •
  changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

  •
  increased digital TV penetration and the impact on channel positioning of our networks;

  •
  rapid technological changes;

  •
  capital spending for the acquisition and/or development of telecommunications networks and services;

  •
  the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

  •
  threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world; and

  •
  fluctuations in foreign currency exchange rates and political unrest in international markets.

        For additional risk factors, please see the Risk Factors section of Splitco's Form S-4 registration statement relating to the proposed Split-Off (as defined below), filed with the Securities and Exchange Commission on April 18, 2011 (the "Registration Statement"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2010 in the Registration Statement.

Explanatory Note

        Splitco is currently an indirect, wholly owned subsidiary of Liberty. Liberty's capital structure utilizes three tracking stocks: the Liberty Interactive ("Liberty Interactive") common stock, Liberty Starz ("Liberty Starz") common stock and Liberty Capital ("Liberty Capital"") common stock. During the second quarter of 2010, Liberty announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "proposed Split-Off"). The proposed Split-Off is to be effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of an indirect wholly owned subsidiary of Liberty (Splitco) holding all of the assets and businesses of the Liberty Capital and Liberty Starz tracking stock groups. In contemplation of the proposed Split-Off, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 that became effective during the second quarter of 2011. By virtue of the registration statement having gone effective, the Company was required to file its Form 10-Q for the quarter ended March 31, 2011, in advance of the proposed Split-Off and the contribution of certain assets and businesses to Splitco which is to occur immediately prior to the proposed Split-Off. See footnote (1) to our condensed combined financial statements included herein.

Overview

        We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Starz, Atlanta National League Baseball Club, Inc., ("ANLBC") and TruePosition, Inc. ("TruePosition"). Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.

        Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses.

        In addition to the foregoing businesses, we hold an ownership interest in Sirius XM Radio, Inc. ("SIRIUS XM"), which we account for as an equity method investment; and we continue to maintain investments and related financial instruments in public companies such as Live Nation, Inc., Time Warner, Time Warner Cable, Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Splitco will have two tracking stocks—Splitco Starz common stock and Splitco Capital common stock, which are intended to track and reflect the economic performance of the Splitco Starz Group and Splitco Capital Group, respectively. While the Splitco Starz Group and the Splitco Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Capital Group and the Interactive Group, effective immediately (the "February Reattribution"):

  •
  the change in attribution from the Interactive Group to the Capital Group of Liberty's 14.6% ownership interest in Live Nation Entertainment, Inc.;

  •
  the change in attribution from the Capital Group to the Interactive Group of the following debt securities:

  •
  $469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

  •
  $460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

  •
  $492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

  •
  the change in attribution from the Capital Group to the Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

  •
  the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.

        The Liberty Media board determined that the February Reattribution would enable the Interactive Group to obtain long-term debt financing on better terms than would have been available to it in the capital markets at that time and improve the liquidity of the Interactive Group. In addition, the Interactive Group's generation of meaningful taxable income would better position it to utilize more directly and efficiently the tax benefits associated with the Exchangeable Notes. Previously, the

Interactive Group was using these tax benefits, which were then attributed to the Capital Group, and compensating the Capital Group for such use. Lastly, the Liberty Media board believed that Liberty Media's equity interests in Live Nation Entertainment should be reattributed to the Capital Group in order to position it to take advantage of potential synergies associated with the Capital Group's interests in Sirius XM Radio.

        In establishing the terms of the February Reattribution, the Liberty Media board reviewed, among other things, (i) a range of estimated values for the Exchangeable Notes (between $482 million and $526 million), which took into account the trading prices of the Exchangeable Notes and their unique tax attributes, among other things, and (ii) the estimated value of Liberty Media's equity interests in Live Nation Entertainment (approximately $298 million), which was based on the $12 per share offer price in Liberty Media's tender offer for additional shares of Live Nation during February 2010. Consistent with Liberty Media's Management and Allocation Policies, the Liberty Media board determined that the exchange of assets and liabilities between the two groups in the February Reattribution was completed on a fair value basis.

        On September 16, 2010, Liberty Media's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from the Capital Group to the Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by the Capital Group to its Starz Group was extinguished, and the Starz Group was attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by the Capital Group that may be realized from any future sale or other disposition of that business by Liberty Media's Starz Group would remain attributed to the Capital Group.

        The Starz Media Reattribution enabled the Starz Group to acquire the complementary Starz Media business. Starz Entertainment had been engaging in mutually beneficial content distribution and programming arrangements with Starz Media, and it was inefficient for these arrangements to be treated as inter-group transactions. Accordingly, the Liberty Media board reattributed Starz Media, and its related debt, from the Capital Group to the Starz Group. This also enabled the Capital Group to repay indebtedness it owed to the Starz Group without using any of its cash reserves.

        In establishing the terms of the Starz Media Reattribution, the Liberty Media board considered, among other things, (i) a range of estimated values for the Starz Media assets (between $95 million and $122 million), (ii) the $53.7 million in Starz Media liabilities to be assumed and (iii) the $54.9 million payable owed by the Capital Group to the Starz Group. Consistent with Liberty Media's Management and Allocation Policies, the Liberty Media board determined that the exchange of assets and liabilities between the two groups in the Starz Reattribution was completed on a fair value basis.

        On February 9, 2011, Liberty Media's Board of Directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Media LLC's 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) 21,785,130 shares of Time Warner Inc. common stock, 5,468,254 shares of Time Warner Cable Inc. common stock and 1,980,425 shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable (the "Basket Securities") and (iii) $263.8 million in cash from the Capital Group to the Interactive Group, effective immediately (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Media LLC.

        The Liberty Media board determined to effect the TWX Reattribution in light of the proposed Split-Off, to eliminate ambiguity regarding the terms of this reattribution and to better align the TWX Exchangeable Notes with the tracking stock group that has the strongest cashflow generation. The reattribution of the TWX Exchangeable Notes was necessary to complete the pending proposed Split-Off because the obligor thereunder, Liberty Media LLC, will remain with Liberty Media following that split-off. The Liberty Media board believed that waiting to complete this reattribution until an unknowable time when the conditions to the split-off would be satisfied was creating confusion in the marketplace over the terms of the pending reattribution, including the amount of cash to be reattributed. In addition, and irrespective of the split-off, the Liberty Media board believes the Interactive Group is best positioned to fulfill the obligations under the Exchangeable Notes given its strong cash flow and solid credit position. Accordingly, the Liberty Media board decided to complete the TWX Reattribution at its February 9, 2011 board meeting.

        In establishing the terms of the TWX Reattribution, the Liberty Media board reviewed, among other things, (i) the principal amount of the TWX Exchangeable Notes, (ii) a range of values for tax liabilities associated with the delivery of the Basket Securities (between $162 million and $168 million), (iii) a range of values in payment for the risk that the Basket Securities are worth less than the face amount of the TWX Exchangeable Notes at the first date on which the TWX Exchangeable Notes can be redeemed, which is March 30, 2013 (between $36 million to $55 million), and (iv) the estimated value of the Basket Securities, using closing market prices on February 8, 2011 ($1.2 billion in the aggregate).

        The Company has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        During the second quarter of 2010, the Company announced that its board of directors has authorized its management to proceed with a plan to separate the Capital and Starz tracking stock groups from the Interactive tracking stock group (the "proposed Split-Off").

        The proposed Split-Off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in Splitco. Splitco will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Splitco will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Splitco Capital") and the other tracking assets that are currently attributed to the Liberty Starz group ("Splitco Starz"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Splitco Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Splitco Starz tracking stock. After the redemption, Splitco and Liberty will be separate public companies.

        The proposed Split-Off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required governmental approvals. On May 23, 2011 Liberty received the necessary votes of (i) a majority of the voting power of the outstanding shares of Liberty Capital tracking stock and (ii) a majority of the voting power of the outstanding shares of Liberty Starz tracking stock, in each case, present and voting, as a separate class, at a meeting called to consider the redemption, to effect the proposed Split-Off. On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by Liberty's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which is subject to appeal. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the second or third quarter of 2011.

        The term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz, LLC ("Starz") and $1,044 million (as of March 31, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        Similarly, the term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Starz Group. The assets and businesses attributed to the Capital Group include the Company's subsidiaries: ANLBC and TruePosition; and its interests in SIRIUS XM, Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, the Company has attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as the Company may acquire for the Capital Group.

Results of Operations—Consolidated

        General.    We provide in the tables below information regarding our Combined Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Results of Operations—Tracking Stock Groups" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the presentation for the Starz Group and Capital Group due to the change in attribution of the legacy Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the three months ended March 31, 2010, during this period those businesses were attributed to that group, and are included in the Starz Group for the three months March 31, 2011 in the results of Starz, LLC (the combined entity).

Combined Operating Results

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Splitco Starz Group
Starz, LLC	$391	305
Corporate and other	1	2

	392	307

Splitco Capital Group
Starz Media	—	144
ANLBC	4	3
TruePosition	560	5
Corporate and other	17	14

	581	166

Combined Splitco	$973	473

Adjusted OIBDA
Splitco Starz Group
Starz, LLC	$131	106
Corporate and other	(5)	(3)

	126	103

Splitco Capital Group
Starz Media	—	(7)
ANLBC	(16)	(15)
TruePosition	370	(19)
Corporate and other	4	(2)

	358	(43)

Combined Splitco	$484	60

Operating Income (Loss)
Splitco Starz Group
Starz, LLC	$124	99
Corporate and other	(8)	(7)

	116	92

Splitco Capital Group
Starz Media	—	(9)
ANLBC	(26)	(27)
TruePosition	375	(22)
Corporate and other	(6)	(12)

	343	(70)

Combined Splitco	$459	22

        Revenue.    Our consolidated revenue increased $500 million for the three month period ended March 31, 2011, as compared to the corresponding prior year period. The three month increase is due primarily to an increase at TruePosition ($555 million), due to a one time recognition of previously deferred revenues, offset slightly by decreased revenue from the legacy Starz Media businesses. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

        Combined Adjusted OIBDA increased $424 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase is due primarily to an increase at TruePosition ($389 million), due to a one time recognition of previously deferred revenues, and improved results for Starz, LLC. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

        Stock-based compensation.    Stock-based compensation includes compensation related to (1) options and stock appreciation rights ("SARs") for shares of our common stock that are granted to certain of our officers and employees, (2) phantom stock appreciation rights ("PSARs") granted to officers and employees of certain of our subsidiaries pursuant to private equity plans and (3) amortization of restricted stock grants.

        We recorded $11 million and $17 million of stock compensation expense for the three months ended March 31, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to the liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of March 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $79 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.7 years.

        Operating income.    Our consolidated operating income increased $437 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase is primarily the result of increases for TruePosition ($397 million) and the improved results for combined Starz, LLC.

Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2011	2010
	amounts in millions
Interest expense
Splitco Starz Group	$(1)	—
Splitco Capital Group	(6)	(23)

Combined Splitco	$(7)	(23)

Share of losses of affiliates
Splitco Starz Group	$—	—
Splitco Capital Group	(5)	(14)

Combined Splitco	$(5)	(14)

Realized and unrealized gains (losses) on financial instruments, net
Splitco Starz Group	$1	(1)
Splitco Capital Group	121	143

Combined Splitco	$122	142

Gains (losses) on dispositions, net
Splitco Starz Group	$(2)	—
Splitco Capital Group	—	(1)

Combined Splitco	$(2)	(1)

Other, net
Splitco Starz Group	$—	2
Splitco Capital Group	25	22

Combined Splitco	$25	24

        Interest expense.    Combined interest expense decreased $16 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The overall decrease in interest expense related to a lower average debt balance throughout the quarter, as compared to the corresponding prior year period.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2011	2010
	amounts in millions
Splitco Capital Group
Sirius	$(7)	(8)
Other	2	(6)

	$(5)	(14)

        Share of losses of affiliates improved by $9 million as compared to the corresponding prior year period due to improved results at certain of our smaller equity investees.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2011	2010
	amounts in millions
Non-strategic Securities(1)	$300	209
Exchangeable senior debentures	(86)	(38)
Equity collars	—	2
Borrowed shares(1)	(95)	(3)
Other derivatives	3	(28)

	$122	142

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Income taxes.    Our effective tax rate for the three months ended March 31, 2011 is 41.6% which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. Additionally, the net direct tax impacts of $110 million arising from the sale of a 25% noncontrolling interest in a consolidated subsidiary was recorded as a reduction to equity in accordance with relevant accounting guidance for noncontrolling interests. The tax attributes relating to the remaining 75% of equity of this consolidated subsidiary have not been reflected in our deferred taxes.

        Net earnings.    We had net earnings of $346 million and $79 million for the three months ended March 31, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

        While the Splitco Starz Group and the Splitco Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of one of the other groups, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

        As of March 31, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

        The following are potential sources of liquidity for each group to the extent the identified asset or transaction has been attributed to such group: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.

        Standard & Poor's Ratings Services and Moody's Investors Services have put the Liberty corporate ratings on credit watch with developing implications and possible downgrade, respectively, following Liberty's announcement of the proposed Split-Off in June of 2010. In the event we need to obtain external debt financing, such downgrades could hurt our ability to obtain financing and could increase the cost of any financing we are able to obtain.

        Combined Splitco.    As of March 31, 2011 the Company had a cash balance of $2,198 million along with additional sources of liquidity of $314 million in short term marketable securities and $1,227 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, approximately $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years, with the exception of the impacts to operating cash flow from the proposed Split-Off.

        The projected uses of the Company cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the Liberty approved share buyback programs. Additionally, we may make investments in existing or new businesses. Liberty is party to a subscription agreement to purchase an additional 5.5 million shares of Live Nation for approximately $58 million subject to Live Nation shareholder approval. Additionally, subsequent to March 31, 2011, we made a proposal to acquire Barnes & Noble Inc. Splitco will assume the obligations of Liberty under the subscription agreement for $17.00 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of the founding chairman, Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. We expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million. Splitco will assume any obligations associated with these transactions upon the completion of the proposed Split-Off.

        Starz Group.    During the three months ended March 31, 2011, the Splitco Starz Group's primary uses of cash were $32 million related to investments in original programming and other entertainment content and $19 million for payments on outstanding debt. The uses of cash were funded by cash on hand and cash from operations. As of March 31, 2011, the Splitco Starz Group had a cash balance of $1,044 million.

        The projected uses of Splitco Starz Group cash in 2011 include continued investment in original programming and other entertainment content and payments on outstanding debt. In addition, we may make additional repurchases of Splitco Starz common stock and additional investments in existing or new businesses and attribute such investments to the Splitco Starz Group. However, we do not have any significant commitments to make new investments at this time. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Splitco Starz Group cash needs in 2011.

        Capital Group.    During the three months ended March 31, 2011, the Splitco Capital Group's primary uses of cash were $264 million of cash reattributed to the Liberty Interactive Group related to the TWX Reattribution and $80 million for repurchases of Liberty Capital common stock. The uses of cash were funded by cash on hand and cash from operations.

        The projected uses of Splitco Capital Group cash for the remainder of 2011 include approximately $10 million for capital expenditures. Additionally, the attributed outstanding debt of $750 million is due in March of 2012 for which restricted cash of $614 million (at March 31, 2011) and a basket of AFS debt securities are available to satisfy that obligation at maturity. We may also make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses. Liberty is party to a subscription agreement to purchase an additional 5.5 million shares of Live Nation for approximately $58 million subject to Live Nation shareholder approval. Splitco will assume the obligations of Liberty under the subscription agreement. Additionally, subsequent to March 31, 2011, we made a proposal to acquire Barnes & Noble Inc. for $17.00 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of the founding chairman, Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. We expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million. Splitco will assume any obligations associated with these transactions upon the completion of the proposed Split-Off.

        We expect that the Splitco Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Liberty Interactive Group and the Splitco Starz Group and dispositions of non-strategic assets. At March 31, 2011, the Splitco Capital Group's sources of liquidity include $1,154 million in cash and $1,129 million of unpledged non-strategic AFS securities. To the extent the Splitco Capital Group recognizes any taxable gains from the sale of assets we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Splitco Capital Group.

Results of Operations—Tracking Stock Groups

Splitco Starz Group

        The Splitco Starz Group is primarily comprised of our subsidiary Starz and $1,044 million of cash, including subsidiary cash.

        The following discussion and analysis provides information concerning the attributed results of operations of the Splitco Starz Group. This discussion should be read in conjunction with (1) our condensed combined financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Starz, LLC	$391	305
Corporate and other	1	2

	$392	307

Adjusted OIBDA
Starz, LLC	$131	106
Corporate and other	(5)	(3)

	$126	103

Operating Income (Loss)
Starz, LLC	$124	99
Corporate and other	(8)	(7)

	$116	92

        Starz, LLC.    Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world. Additionally, as of September 30, 2010, Starz includes the remaining operations of Starz Media. Starz is managed based on the following lines of business: Starz Channels (legacy Starz Entertainment business, excluding ancillary revenue and expenses related to original programming) and Home Video, Television, Digital Media and Animation (legacy Starz Media businesses). We believe, with the decisions that have been made surrounding the legacy Starz Media businesses, the prospective results of Starz will be largely driven by the results of Starz Channels.

        The following discussion regarding the results of Starz include the legacy Starz Entertainment and the legacy Starz Media businesses for the three months ended March 31, 2011. A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starzs' affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2011 through 2018. During the quarter ended March 31, 2011, approximately 54% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channel revenue for such period.

        Starz's operating results are as follows:

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue	$391	305
Operating expenses	(195)	(163)
SG&A expenses	(65)	(36)

Adjusted OIBDA	131	106
Stock-based compensation	(2)	(3)
Depreciation and amortization	(5)	(4)

Operating income	$124	99

        As discussed above, the results for Starz for the three months ended March 31, 2011 include the legacy Starz Entertainment business operations and the legacy Starz Media business operations, due to the Starz Media Reattribution being treated prospectively for tracking stock purposes. The historical results for Starz for the three months ended March 31, 2010 include only the historical results of the legacy Starz Entertainment business operations. The results of the legacy Starz Media businesses for the three months ended March 31, 2010 are reflected in the results of the Liberty Capital Group.

        Starz's revenue increased $86 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The additional revenue from the legacy Starz Media business operations contributed approximately $65 million of such increase. The remaining revenue increase in the period can be attributed to the legacy Starz Entertainment businesses as a result of a $4 million increase due to higher effective rate for the Starz Channels' services and $6 million due to growth in the average number of subscriptions. Additionally, there was approximately $11 million in additional ancillary revenue related to television rights and home video for Starz original content. Revenue associated with the legacy Starz Media businesses was significantly less than the corresponding prior year period due to the decisions affecting those businesses in the prior year, most noticeably the decision to terminate the production and distribution of feature length films. The most significant decrease in revenue from the prior year was attributable to the wide release of two theatrical films and the release of three theatrical films on home video in the prior year period and no theatrical releases and only one significant home video release in the current period.

        Starz, Encore, and the Encore thematic multiplex channels ("EMP") are the primary drivers of Starz's revenue. Starz average subscriptions increased 8.8% in the first quarter of 2011 compared to the corresponding period of 2010 and EMP average subscriptions increased 6.8% in the first quarter of 2011 compared to the corresponding period of 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of March 31, 2011 subscriptions under fixed-rate agreements were 27.1 million while subscriptions under consignment agreements were 24.7 million. As of March 31, 2010, subscriptions under fixed-rate affiliation agreements were 25.7 million while subscriptions under consignment agreements were 22.5 million.

        Operating expenses increased by $32 million during the current period as compared to the corresponding prior year period. The legacy Starz Media businesses contributed approximately $30 million to such increase. Operating expenses related to the legacy Starz Entertainment business increased $2 million as compared to the corresponding prior year period. Programming expenses are Starz Channels' primary operating expense and comprised approximately 96% of total Starz channels operating expense for the first quarter of 2011 and 97% of total Starz channels operating expense for 2010. During the 2011 first quarter, programming expenses as a percentage of total Starz channels operating expenses decreased but overall programming increased due primarily to increased original programming aired during the period. We expect that programming costs and home video expenses related to original programming will continue to increase in the future as Starz continues to invest in original programming content.

        Starz's SG&A expenses increased by $29 million for the first quarter of 2011 as compared to the corresponding prior year period. Approximately $20 million of the increase is due to the legacy Starz Media businesses and the remainder was due primarily to increased advertising expenses related to original programming content.

        Starz's Adjusted OIBDA increased $25 million for the first quarter of 2011 as compared to the corresponding prior year period. Approximately $15 million was contributed by the legacy Starz Media businesses operations. As discussed above, the elimination of theatrical releases and fewer home video releases resulted in less revenue which was more than offset by no spending in the current period on marketing, advertising, production and acquisition costs associated with the theatrical exhibition of such productions and lower home video costs.

Splitco Capital Group

        The Splitco Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Splitco Starz Group, including controlling interests in ANLBC and TruePosition as well as minority investments in SIRIUS XM, Time Warner, Time Warner Cable, Sprint, Live Nation and other public and private companies. In addition, we have attributed $1,154 million of cash, including subsidiary cash, and $750 million principal amount (as of March 31, 2011) of our parent debt to the Splitco Capital Group.

        The following discussion and analysis provides information concerning the attributed results of operations of the Splitco Capital Group. This discussion should be read in conjunction with (1) our condensed combined financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue
Starz Media	$—	144
ANLBC	4	3
TruePosition	560	5
Corporate and other	17	14

	$581	166

Adjusted OIBDA
Starz Media	$—	(7)
ANLBC	(16)	(15)
TruePosition	370	(19)
Corporate and other	4	(2)

	$358	(43)

Operating Income (Loss)
Starz Media	$—	(9)
ANLBC	(26)	(27)
TruePosition	375	(22)
Corporate and other	(6)	(12)

	$343	(70)

        Revenue.    The Capital Group's combined revenue increased $415 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. The three month increase in revenue is due to the impact of a one-time recognition of previously deferred revenue at TruePosition partially offset by the Starz Media reattribution whereas the results of Starz Media are now reflected in the results of the Splitco Starz Group. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under new revenue recognition guidance, which we adopted prospectively on January 1, 2011, the amendment is a material modification, requiring elements under the agreement that meet the separation criteria and have been delivered to be recognized as of the modification date. TruePosition recognized approximately $538 million of revenue as of the modification date and $167 million of associated deferred costs. The revenue under the previous contract had been deferred as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November 2006) did not exist.

        Adjusted OIBDA and Operating Income (Loss).    The Capital Group's Adjusted OIBDA and Operating Income (Loss) increased $401 million and $413 million, respectively, for the three months ended March 31, 2010 as compared to the corresponding prior year period. The increases are primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition, discussed previously, and the Starz Media Reattribution.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations by our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Capital Group	$750	0.4%	$—	N/A
Starz Group	$36	2.3%	$45	5.5%

        The Capital Group is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At March 31, 2011, the fair value of our non-strategic AFS equity securities was $2,556 million. Had the market price of such securities been 10% lower at March 31, 2011, the aggregate value of such securities would have been $256 million lower. Such decrease would be partially offset by an increase in the value of our derivatives related to such AFS securities. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations. Additionally, our stock in SIRIUS XM (an equity method affiliate) is a publicly traded security which is not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY MEDIA CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 6, 2010, Liberty and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The parties have been directed to prepare a form of final decree implementing the ruling for the Court's consideration, and Liberty expects a final decree will be entered in the near future. The judgment is subject to appeal, which must be lodged within 30 days from the entry of the final decree. If an appeal is filed, Liberty will request expedition of the appeal.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  None.

Item 6.    Exhibits

        (a)   Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

**
Furnished herewith

II-1

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY CAPSTARZ, INC.
Date: June 2, 2011	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: June 2, 2011	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: June 2, 2011	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY CAPSTARZ, INC. Condensed Combined Balance Sheets (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Balance Sheets, continued (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Operations (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Operations (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Cash Flows (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statement of Parent's Investment (unaudited) Three months ended March 31, 2011
LIBERTY CAPSTARZ, INC. Notes to Condensed Combined Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
LIBERTY MEDIA CORPORATION
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX