Form 10-Q
period 2011-06-30
Liberty CapStarz, Inc.
filed 2011-08-11
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-171201

LIBERTY CAPSTARZ, INC.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-8988475 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5300

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

        As of August 11, 2011, Liberty CapStarz, Inc. is an indirect wholly-owned subsidiary of Liberty Media Corporation.

LIBERTY CAPSTARZ, INC.

Condensed Combined Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,102	2,090
Trade and other receivables, net	282	257
Program rights	471	411
Short term marketable securities	324	509
Restricted cash (note 10)	701	53
Receivable from Liberty	26	85
Other current assets	42	137

Total current assets	3,948	3,542

Investments in available-for-sale securities and other cost investments, including $1,148 million and $1,219 million pledged as collateral for share borrowing arrangements (note 6)	2,983	4,550
Investments in affiliates, accounted for using the equity method (note 7)	460	91
Property and equipment, at cost	511	520
Accumulated depreciation	(280)	(273)

	231	247

Intangible assets not subject to amortization (note 9)	486	485
Intangible assets subject to amortization, net (note 9)	143	164
Program rights	342	323
Deferred costs	244	345
Deferred tax assets	192	371
Other assets, at cost, net of accumulated amortization	198	674

Total assets	$9,227	10,792

(continued)

LIBERTY CAPSTARZ, INC.

Condensed Combined Balance Sheets (Continued)

(unaudited)

	June 30, 2011	December 31, 2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$16	21
Accrued liabilities	282	243
Financial instruments (note 8)	1,166	1,222
Current portion of debt (note 10)	754	37
Deferred income tax liabilities	712	712
Deferred revenue	105	240
Other current liabilities	40	36

Total current liabilities	3,075	2,511

Long-term debt, including $— million and $1,283 million measured at fair value (note 10)	38	2,101
Deferred revenue	535	846
Other liabilities	294	308

Total liabilities	3,942	5,766

Parent's Investment
Parent's investment	3,977	4,117
Accumulated other comprehensive earnings, net of taxes	38	54
Retained earnings	1,275	855

Total Parent's investment	5,290	5,026
Noncontrolling interests in equity of subsidiaries	(5)	—

Total Parent's investment	5,285	5,026

Commitments and contingencies (note 11)
Total liabilities and parent's investment	$9,227	10,792

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$538	511	1,511	984

	538	511	1,511	984

Operating costs and expenses:
Operating	332	368	725	638
Selling, general and administrative, including stock-based compensation (note 3)	92	105	199	265
Legal settlement	—	—	(7)	—
Depreciation and amortization	20	25	41	46

	444	498	958	949

Operating income	94	13	553	35
Other income (expense):
Interest expense	(3)	(11)	(10)	(34)
Liberty interest income (expense)		(1)	—	3
Share of earnings (loss) of affiliates, net (note 7)	(22)	3	(50)	(11)
Realized and unrealized gains (losses) on financial instruments, net (note 8)	54	(88)	176	54
Gains (losses) on dispositions, net	—	25	(2)	24
Other, net	26	23	51	43

	55	(49)	165	79

Earnings (loss) from continuing operations before income taxes	149	(36)	718	114
Income tax (expense) benefit	(61)	12	(298)	(59)

Net earnings (loss)	88	(24)	420	55
Less net loss attributable to the noncontrolling interests	(1)	(3)	—	(3)

Net earnings (loss) attributable to Liberty CapStarz stockholders	$89	(21)	420	58

Net earnings (loss) attributable to Liberty CapStarz stockholders:
Liberty CapStarz Capital common stock	$22	(82)	301	(60)
Liberty CapStarz Starz common stock	67	61	119	118

	$89	(21)	420	58

(continued)

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Operations (Continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
ProForma basic net earnings (loss) attributable to Liberty CapStarz stockholders per common share (note 4):
Series A and Series B Liberty CapStarz Capital common stock	$0.27	(.86)	3.72	(.63)
Series A and Series B Liberty CapStarz Starz common stock	$1.31	1.22	2.33	2.36
ProForma diluted net earnings (loss) attributable to Liberty CapStarz stockholders per common share (note 4):
Series A and Series B Liberty CapStarz Capital common stock	$0.27	(.86)	3.63	(.63)
Series A and Series B Liberty CapStarz Starz common stock	$1.26	1.20	2.25	2.31

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Net earnings (loss)	$88	(24)	420	55

Other comprehensive earnings (loss), net of taxes:
Unrealized holding losses arising during the period	(3)	(61)	(27)	(31)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	8	(13)	2	(13)
Reattribution of other comprehensive earnings from Liberty	—	—	—	30
Other	6	—	7	—

Other comprehensive earnings (loss)	11	(74)	(18)	(14)

Comprehensive earnings (loss)	99	(98)	402	41
Less comprehensive earnings attributable to the noncontrolling interests	(1)	(3)	—	(3)

Comprehensive earnings (loss) attributable to Liberty CapStarz stockholders	$100	(95)	402	44

Comprehensive earnings (loss) attributable to Liberty CapStarz stockholders:
Liberty Capital common stock	$34	(156)	289	(74)
Liberty Starz common stock	66	61	113	118

	$100	(95)	402	44

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statements Of Cash Flows

(unaudited)

	Six months ended June 30,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings	$420	55
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41	46
Amortization of program rights	295	287
Stock-based compensation	21	23
Cash payments for stock-based compensation	(9)	(29)
Noncash interest expense	1	1
Share of loss of affiliates, net	50	11
Realized and unrealized gains on financial instruments, net	(176)	(54)
Losses (gains) on disposition of assets, net	2	(24)
Tax allocation to Liberty	(96)	(99)
Tax payment from Liberty	138	190
Deferred income tax expense	217	40
Other noncash charges (credits), net	(328)	81
Changes in operating assets and liabilities
Current and other assets	(510)	(440)
Payables and other liabilities	212	243

Net cash provided by operating activities	278	331

Cash flows from investing activities:
Cash proceeds from dispositions	—	59
Proceeds from settlement of financial instruments, net	—	750
Investments in and loans to cost and equity investees	(82)	(257)
Repayment of loan by Liberty	—	316
Repayment of loans by cost and equity investees	189	98
Capital expended for property and equipment	(6)	(6)
Net sales (purchases) of short term investments	189	(307)
Net increase in restricted cash	(145)	(31)
Reattribution of Liberty cash	(264)	(807)
Other investing activities, net	(1)	6

Net cash used by investing activities	(120)	(179)

Cash flows from financing activities:
Borrowings of debt	1	88
Repayments of debt	(58)	(975)
Repurchases of Liberty common stock	(96)	(326)
Other financing activities, net	7	116

Net cash used by financing activities	(146)	(1,097)

Net increase (decrease) in cash and cash equivalents	12	(945)
Cash and cash equivalents at beginning of period	2,090	3,951

Cash and cash equivalents at end of period	$2,102	3,006

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Condensed Combined Statement Of Parent's Investment

(unaudited)

Six months ended June 30, 2011

	Parent's Investment
	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2011	$4,117	54	855	—	5,026
Net earnings	—	—	420	—	420
Other comprehensive loss	—	(18)	—	—	(18)
Stock compensation	8	—	—	—	8
Issuance of common stock upon exercise of stock options	6	—	—	—	6
Series A Liberty Capital stock repurchases	(96)	—	—	—	(96)
Sale of noncontrolling interest, net of tax impacts	(103)	—	—	(5)	(108)
Other	45	2	—	—	47

Balance at June 30, 2011	3,977	38	1,275	(5)	5,285

See accompanying notes to condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements

June 30, 2011
(unaudited)

(1)   Basis of Presentation

        The accompanying combined financial statements of Liberty CapStarz, Inc. (formerly named Liberty Splitco, Inc.) and its controlled subsidiaries (collectively, "Liberty CapStarz" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of certain video programming and other media related assets and businesses of Liberty Media Corporation ("Liberty" or "Liberty Media"). Liberty CapStarz is currently an indirect, wholly owned subsidiary of Liberty. Liberty's capital structure utilizes three tracking stocks: the Liberty Interactive ("Liberty Interactive") common stock, Liberty Starz ("Liberty Starz") common stock and Liberty Capital ("Liberty Capital"") common stock.

        During the second quarter of 2010, Liberty announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "proposed Split-Off"). The proposed Split-Off is to be effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty CapStarz which will hold all of the assets and businesses of the current Liberty Capital and Liberty Starz tracking stock groups. In contemplation of the proposed Split-off, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 that became effective during the second quarter of 2011. By virtue of the registration statement having gone effective, the Company was required to file periodic statements for each quarterly period, in advance of the proposed Split-off and the contribution of certain assets and businesses to Liberty CapStarz which is to occur immediately prior to the proposed Split-Off.

        Liberty CapStarz will continue to utilize a tracking stock capital structure similar to Liberty Media's, with two tracking stock groups: one tracking assets that are currently attributed to the Liberty Capital group ("Capital Group") and the other tracking assets that are currently attributed to the Liberty Starz group ("Starz Group"). Liberty CapStarz will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups at the time of the proposed Split-Off. In the redemption, holders of Liberty Capital common stock will receive shares of Liberty CapStarz Capital common stock and holders of Liberty Starz common stock will receive shares of Liberty CapStarz Starz common stock, in each case on a one-for-one basis. After the redemption, Liberty CapStarz and Liberty will be separate public companies.

        Therefore, these financial statements have been presented using the historical presentation of the Liberty attributed information as a basis for the combined financial statements. Previous transactions of the Liberty Capital and Liberty Starz tracking stock groups have been reflected as transactions of Liberty CapStarz (the combined entity) and the Liberty Interactive group has been treated as Liberty for purposes of these combined financial statements. Previous transactions between either the Liberty Starz group or the Liberty Capital group with the Liberty Interactive group, including all reattributions, have been reflected at historical cost on a prospective basis (i.e., treated as book value transfers rather than retroactive as-if poolings). All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

        The proposed Split-Off is intended to be tax-free to stockholders of Liberty, and its completion is subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed Split-Off, the opinions of tax counsel and required

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

governmental approvals. On May 23, 2011 the proposed Split-Off was approved by the requisite vote of Liberty stockholders.

        On August 6, 2010, Liberty announced that it had filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by Liberty's subsidiary, Liberty Media, LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed Split-Off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media, LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which was subsequently appealed. Liberty Media requested an expedition of the appeal and a hearing has been set for mid-September. Resolution of the subject matter of this lawsuit, through a non-appealable judgment, is a condition to Liberty completing the proposed Split-Off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed Split-Off in the third quarter of 2011.

        Liberty CapStarz, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.

        The accompanying interim unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto of Liberty CapStarz for the year ended December 31, 2010 which are included in Annex B to Liberty CapStarz's Form S-4 registration statement filed with the Securities and Exchange Commission on April 18, 2011.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurement, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) amortization of program rights to be its most significant estimates.

        Liberty CapStarz holds investments that are accounted for using the equity method. Liberty CapStarz does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty CapStarz relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty CapStarz relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty CapStarz's condensed combined financial statements.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        In September 2009, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

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

(2)   Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty CapStarz will have two tracking stocks—Liberty CapStarz Starz common stock and Liberty CapStarz Capital common stock, which are intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        On February 25, 2010, Liberty announced that its board of directors had resolved to effect the following changes in attribution between the Liberty Capital Group and the Liberty Interactive Group, effective immediately (the "February Reattribution"):

  •
  the change in attribution from the Liberty Interactive Group to the Liberty Capital Group of Liberty's 14.6% ownership interest in Live Nation Entertainment, Inc.;

  •
  the change in attribution from the Liberty Capital Group to the Liberty Interactive Group of the following debt securities:

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

  •
  the change in attribution from the Liberty Capital Group to the Liberty Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

  •
  the change in attribution from the Liberty Capital Group to the Liberty Interactive Group of $807 million in cash.

        On September 16, 2010, Liberty's board of directors approved a change in attribution of Liberty Media's interest in Starz Media, LLC along with $15 million in cash from its Liberty Capital Group to its Liberty Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $54.9 million owed by Liberty's Capital Group to its Liberty Starz Group was extinguished, and the Liberty Starz Group became attributed with approximately $53.7 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, the board determined that certain tax benefits relating to the operation of the Starz Media, LLC business by Liberty's Capital Group that may be realized from any future sale or other disposition of that business by Liberty's Starz Group will remain attributed to its Liberty Capital Group.

        On February 9, 2011, Liberty's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (approximately 22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with an aggregate carrying value of $1,215 million) and cash of $264 million from the Liberty Capital Group to the Liberty Interactive Group (the "TWX Reattribution").

        Liberty CapStarz has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty CapStarz's tracking stock groups.

        The term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty CapStarz has attributed to that group. The Starz Group

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,035 million (as of June 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty CapStarz's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty CapStarz may acquire for the Starz Group.

        The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty CapStarz's businesses, assets and liabilities other than those which have been attributed to the Starz Group. The assets and businesses attributed to the Capital Group include Liberty CapStarz's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty CapStarz has attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty CapStarz may acquire for the Capital Group.

(3)   Stock-Based Compensation

        Liberty Media has granted, and the Company will grant, to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) is measured based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) is measured based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

        In connection with the proposed Split-Off, awards with respect to Liberty Media's Series A and Series B Liberty Starz and Liberty Capital common stock will be converted to awards with respect to Liberty CapStarz's Series A and Series B Liberty CapStarz Starz and Liberty CapStarz Capital common stock pursuant to Liberty CapStarz's transitional stock adjustment plan. Therefore, the activity associated with options of Liberty Starz and Capital have been reflected as options of Liberty CapStarz in the combined financial statements.

        Included in selling, general and administrative expenses in the accompanying condensed combined statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
June 30, 2011	$10
June 30, 2010	$6
Six months ended:
June 30, 2011	$21
June 30, 2010	$23

        In the six months ended June 30, 2011, Liberty granted, primarily to Starz employees, 484,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

average grant-date fair value of $21.40 per share. These options vest quarterly over the 4 year vesting period.

        Liberty Media has calculated, and the Company will calculate, the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Liberty—Outstanding Awards

        The following table presents the number and weighted average exercise price ("WAEP") of options and SARs to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Starz	WAEP
	numbers of options in thousands
Outstanding at January 1, 2011	4,996	$19.38	3,217	$46.15
Granted	—	$—	484	$72.95
Exercised	(562)	$9.83	(146)	$30.90
Forfeited/Cancelled/Exchanged	—	$—	(6)	$56.30

Outstanding at June 30, 2011	4,434	$20.59	3,549	$50.41

Exercisable at June 30, 2011	1,272	$10.79	621	$33.40

        The following table provides additional information about outstanding options to purchase Liberty common stock at June 30, 2011.

	No. of outstanding options (000's)	WAEP of outstanding options	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable options (000's)	WAEP of exercisable options	Aggregate intrinsic value (000's)
Series A Capital	4,434	$20.59	5.8 years	$288,916	1,272	$10.79	$95,314
Series A Starz	3,549	$50.41	6.0 years	$91,128	621	$33.40	$26,017
Series B Starz	36	$26.71	3.9 years	$1,846	36	$26.71	$1,846

        As of June 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $74 million. Such amount will be recognized in the Company's condensed combined statements of operations over a weighted average period of approximately 2.8 years.

(4)   Unaudited ProForma Earnings Attributable to Liberty CapStarz, Inc. Stockholders Per Common Share

        Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Series A and Series B Liberty Capital Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Capital common stock, on an as if converted basis assuming a ratio of 1 to 1 for the proposed Split-Off. Excluded from diluted EPS for the six months ended June 30, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Capital Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	numbers of shares in millions
Basic EPS	81	81	95	95
Stock options	2	2	—	—

Diluted EPS	83	83	95	95

Series A and Series B Liberty Starz Common Stock

        The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Starz common stock, on an as if converted basis assuming a ratio of 1 to 1 for the proposed Split-Off. Excluded from diluted EPS for the six months ended June 30, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Starz Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	numbers of shares in millions
Basic EPS	51	51	50	50
Stock options	2	2	1	1

Diluted EPS	53	53	51	51

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

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        The Company's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$324	324	—	—
Available-for-sale securities	$2,974	2,783	191	—
Financial instruments	$1,166	1,148	18	—
Debt	$—	—	—	—

        The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

(6)   Investments in Available-for-Sale Securities and Other Cost Investments

        All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed combined statements of operations. The total value of the Non-strategic Securities aggregated $2,552 million as of June 30, 2011.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	June 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Time Warner Inc.(1)(2)	$453	1,101
Time Warner Cable Inc.(1)(2)	244	567
Sprint Nextel Corporation ("Sprint")(1)	248	301
Motorola Solutions(1)(3)	341	471
Motorola Mobility(1)(3)	143	—
Viacom, Inc.	387	301
Live Nation(4)	25	389
Century Link, Inc.(1)	148	248
Priceline(1)	267	208
Other AFS equity securities(1)(2)	43	100
SIRIUS XM debt securities	389	384
Other AFS debt securities	222	404
Other cost investments and related receivables	8	9

Total attributed to the Capital Group	2,918	4,483

Starz Group
Other	65	67

Total attributed to the Starz Group	65	67

Combined Liberty CapStarz	$2,983	4,550

(1)
Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)
As discussed in note 2, certain of these securities were reattributed from the Capital Group to the Interactive Group in the first quarter of 2011.

(3)
Effective January 4, 2011 Motorola, Inc. separated Motorola Mobility Holdings, Inc. in a 1 for 8 stock distribution. Motorola, Inc. simultaneously completed a 1 for 7 reverse stock split and was renamed Motorola Solutions, Inc.

(4)
In June 2011, the Company acquired an additional 5.5 million shares of Live Nation for $58 million. The additional ownership requires the Company to account for the investment as an equity method affiliate. For additional discussion see note 7. Liberty continues to hold debt securities in Live Nation which are included in available-for-sale securities.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Unrealized Holding Gains and Losses

        Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	66	32	66
Gross unrealized holding losses(1)	$—	—	—	—

(1)
The Company does not currently have any gross unrealized losses that have been in such position for greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method

        The Company has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2011 and the carrying amount at December 31, 2010:

	June 30, 2011			December 31, 2010
	Percentage ownership	Market Value	Carrying amount	Carrying amount
		dollar amounts in millions
Capital Group
SIRIUS XM	40%	$5,665	$—	5
Live Nation(a)	21%	$449	371	—
Other	various	N/A	89	86

			$460	91

        The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Capital Group
SIRIUS XM	$(1)	8	(8)	—
Live Nation(a)	(22)	—	(45)	—
Other	1	(5)	3	(11)

	$(22)	3	(50)	(11)

(a)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

  accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the six months ended June 30, 2011 relate to the prior year.

Sirius XM Radio Inc.

        Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings (loss) for SIRIUS XM on a three-month lag due to timeliness considerations.

        Summarized unaudited financial information for SIRIUS XM is as follows:

  SIRIUS XM Consolidated Balance Sheet

	March 31, 2011	December 31, 2010
	amounts in millions
Current assets	$879	992
Property and equipment, net	1,744	1,761
Intangible assets	2,617	2,633
Goodwill	1,835	1,835
Other assets	154	162

Total assets	$7,229	7,383

Current liabilities	$2,212	2,350
Deferred income taxes	923	915
Long-term debt	2,666	2,696
Other liabilities	1,129	1,214
Stockholders' equity	299	208

Total liabilities and equity	$7,229	7,383

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

  SIRIUS XM Consolidated Statement of Operations

	Three months ended March 31,
	2011	2010
	amounts in millions
Revenue	$724	664
Costs of services	(271)	(261)
Selling, general and administrative expenses	(221)	(208)
Restructuring, impairments and related costs	—	—
Depreciation and amortization	(68)	(70)

Operating income	164	125
Interest expense	(78)	(78)
Loss on extinguishment of debt	(6)	(2)
Other income (loss), net	—	(2)
Income tax expense	(2)	(1)

Net income attributable to SIRIUS XM stockholders	$78	42

        As of June 30, 2011, the SIRIUS XM Preferred Stock had a market value of $5,665 million based on the value of the common stock into which it is convertible.

(8)   Financial Instruments

Borrowed Shares

        From time to time and in connection with certain of its derivative instruments, the Company borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by the Company have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at the Company's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked to market each reporting period with changes in value recorded in unrealized gains or losses in the combined statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the combined statement of operations.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

        The Company's financial instruments are summarized as follows:

Type of financial instrument	June 30, 2011	December 31, 2010
	amounts in millions
Liabilities
Borrowed shares(1)	$1,148	1,219
Other	18	11

	1,166	1,230
Less current portion	(1,166)	(1,222)

	$—	8

(1)
The market values of borrowed shares are as follows:

	June 30, 2011	December 31, 2010
	amounts in millions
Time Warner	$110	97
Time Warner Cable	59	50
Sprint(a)	147	221
Motorola Solutions(b)	341	471
Motorola Mobility(b)	143	—
CenturyLink(a)	76	165
Priceline	267	208
Other	5	7

	$1,148	1,219

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

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments

        Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities(1)	$85	(179)	385	30
Exchangeable senior debentures	1	32	(85)	(6)
Equity collars	—	(4)	—	(2)
Borrowed shares(1)	(23)	64	(118)	61
Other	(9)	(1)	(6)	(29)

	$54	(88)	176	54

(1)
The unrealized gains (losses) on Non-strategic Securities for the for the three and six months ended June 30, 2011 include gains of $23 million and $118 million and for the three and six months ended June 30, 2010 include losses of $64 million and $61 million, respectively, related to securities pledged as collateral under the share borrowing arrangements.

(9)   Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill are as follows:

	Starz, LLC	ANLBC	TruePosition	Other	Total
	amounts in millions
Balance at January 1, 2011	$132	180	6	14	332
Other	—	—	—	1	1

Balance at June 30, 2011	$132	180	6	15	333

        Other significant intangible assets not subject to amortization include Franchise Rights ($143 million) owned by ANLBC and other intangibles ($10 million) as of January 1, 2011 and June 30, 2011.

Intangible Assets Subject to Amortization

        Amortization expense for intangible assets with finite useful lives was $22 million and $24 million for the six months ended June 30, 2011 and 2010, respectively. Based on its amortizable intangible assets as of June 30, 2011, the Company expects that amortization expense will be as follows for the next five years (amounts in millions):

Remainder of 2011	$10
2012	$19
2013	$16
2014	$12
2015	$10

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

(10) Long-Term Debt

        Debt is summarized as follows:

		Carrying value
	Outstanding principal June 30, 2011
		June 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Exchangeable senior debentures 3.125% Exchangeable Senior Debentures due 2023	$—	—	1,283
Bank Facility	750	750	750

Total attributed Capital Group debt	750	750	2,033

Starz Group
Subsidiary debt	42	42	105

Total attributed Starz Group debt	42	42	105

Total combined Liberty CapStarz debt	$792	792	2,138

Less current maturities		(754)	(37)

Total long-term debt		$38	2,101

Exchangeable Senior Debentures

        As discussed in note 2, in the first quarter of 2011 the Board of Directors of Liberty reattributed the 3.125% Exchangeable Senior Debentures from the Liberty Capital Group to the Liberty Interactive Group which was reflected on a prospective basis.

Bank Facility

        The outstanding balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $638 million is included in restricted cash in the accompanying condensed combined balance sheet at June 30, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.

Subsidiary Debt

        Subsidiary debt at June 30, 2011 is comprised of capitalized satellite transponder lease obligations and bank debt of certain subsidiaries.

Fair Value of Debt

        Due to its variable rate nature, the Company believes that the carrying amount of its debt approximated fair value at June 30, 2011.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

(11) Commitments and Contingencies

Film Rights

        Starz, a wholly-owned subsidiary of the Company, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies, other distributors and the Internet throughout the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at June 30, 2011 is reflected as a liability, in other liabilities, in the accompanying condensed combined balance sheet. The balance due as of June 30, 2011 is payable as follows: $90 million in 2011 and $3 million in 2012.

        Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at June 30, 2011. Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 9-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theatres, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.

        In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") a total of $142.5 million in three remaining annual installments of $47.5 million with the next installment due at the beginning of 2012. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $168 million in 2011; $351 million in 2012; $82 million in 2013; $67 million in 2014; $55 million in 2015 and $90 million thereafter.

Guarantees

        The Company guarantees Starz's obligations under certain of its studio output agreements. At June 30, 2011, the Company's guarantees for obligations for films released by such date aggregated $629 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.

        In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

payments under such agreements and no amount has been accrued in the accompanying condensed combined financial statements with respect to these indemnification guarantees.

Employment Contracts

        The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2011 aggregated $176 million, which is payable as follows: $58 million in 2011, $72 million in 2012 and $20 million in 2013 and $13 million in 2014 and $13 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

Operating Leases

        The Company and its subsidiaries lease business offices, have entered into satellite transponder lease agreements and use certain equipment under lease arrangements.

Litigation

        The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed combined financial statements.

(12) Information About Liberty's Operating Segments

        The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company has attributed each of its businesses to one of two groups: the Liberty CapStarz Starz Group and the Liberty CapStarz Capital Group. Each of the businesses in the tracking stock groups is separately managed. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

        The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA and gross margin. In addition, the Company reviews nonfinancial measures such as subscriber growth and penetration.

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

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

        As discussed in Note 2, effective September 30, 2010, the Company's board of directors approved a change in attribution of Starz Media from the Capital Group to the Starz Group to better align the remaining businesses of Starz Media with the legacy Starz Entertainment business to form a combined Starz entity that we refer to as Starz, LLC. The Starz Media Reattribution did not have any impact on the combined results of the Company and was reflected on a prospective basis for tracking stock purposes. This change in attribution of Starz Media changed how these entities are reviewed and operated from the Company's combined view point and thus gives rise to a new presentation for segment reporting purposes for both the current and prior year periods.

        Prior to its reattribution the biggest driver of the Starz Media business unit was its theatrical production business which is no longer being operated except for the exploitation of its existing film library in home video, non-pay television and other ancillary markets. As a result, we do not expect the effect of the remaining Starz Media businesses in future periods to materially change Starz, LLC's operations prospectively. Based on this lack of comparability and the importance of maintaining the integrity of the historical tracking stock results we have included a segment reclassification adjustment for both the Starz Group and the Capital Group in order to reconcile to the historical attributed results for each group.

        For the six months ended June 30, 2011, the Company has identified the following businesses as its reportable segments:

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

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Performance Measures

	Six months ended June 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz Group
Starz, LLC	$794	249	841	152
Corporate and other	1	(6)	5	(7)
Adjustment for tracking stock purposes(1)	—	—	(228)	61

	795	243	618	206

Capital Group
ANLBC	95	(8)	91	(5)
TruePosition	587	373	26	(28)
Corporate and other	34	—	21	(8)
Adjustment for tracking stock purposes(1)	—	—	228	(61)

	716	365	366	(102)

Combined Liberty CapStarz	$1,511	608	984	104

	Three months ended June 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz Group
Starz, LLC	$403	118	392	53
Corporate and other	—	(1)	3	(4)
Adjustment for tracking stock purposes(1)	—	—	(84)	54

	403	117	311	103

Capital Group
ANLBC	91	8	88	10
TruePosition	27	3	21	(9)
Corporate and other	17	(4)	7	(6)
Adjustment for tracking stock purposes(1)	—	—	84	(54)

	135	7	200	(59)

Combined Liberty CapStarz	$538	124	511	44

(1)
As discussed above due to the change in segments the prior periods have been changed to reflect the current segment presentation. The adjustment is necessary to align the tracking stock subtotals to the Unaudited Attributed Financial Information for tracking stock groups found in Exhibit 99.1, wherein this change in attribution has been reflected prospectively.

LIBERTY CAPSTARZ, INC.

Notes to Condensed Combined Financial Statements (Continued)

Other Information

	June 30, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz Group
Starz, LLC	$1,941	—	2
Corporate and other	846	—	—

	2,787	—	2

Capital Group
ANLBC	588	31	1
TruePosition	351	—	2
Corporate and other	5,576	429	1

	6,515	460	4

Inter-group eliminations	(75)	—	—

Combined Liberty CapStarz	$9,227	460	6

        The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Combined segment Adjusted OIBDA	$124	44	608	104
Stock-based compensation	(10)	(6)	(21)	(23)
Gain on legal settlement	—	—	7	—
Depreciation and amortization	(20)	(25)	(41)	(46)
Interest expense	(3)	(11)	(10)	(34)
Liberty interest income (expense)	—	(1)	—	3
Share of earnings of affiliates, net	(22)	3	(50)	(11)
Realized and unrealized gains (losses) on financial instruments, net	54	(88)	176	54
Gains (losses) on dispositions, net	—	25	(2)	24
Other, net	26	23	51	43

Earnings from continuing operations before income taxes	$149	(36)	718	114

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

        For additional risk factors, please see the Risk Factors section of Liberty CapStarz, Inc.'s Form S-4 registration statement relating to the proposed Split-Off (as defined below), filed with the Securities and Exchange Commission on April 18, 2011 (the "Registration Statement"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

        The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed combined financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2010 in the Registration Statement.

Explanatory Note

        Liberty CapStarz is currently an indirect, wholly owned subsidiary of Liberty. Liberty's capital structure utilizes three tracking stocks: the Liberty Interactive ("Liberty Interactive") common stock, Liberty Starz ("Liberty Starz") common stock and Liberty Capital ("Liberty Capital"") common stock. During the second quarter of 2010, Liberty announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "proposed Split-Off"). The proposed Split-Off is to be effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty CapStarz which will hold all of the assets, liabilities and businesses currently attributed to the Liberty Capital and Liberty Starz tracking stock groups. In contemplation of the proposed Split-Off, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 that became effective during the second quarter of 2011. By virtue of the registration statement having gone effective, the Company is required to file periodic statements for each quarterly period, in advance of the proposed Split-Off and the contribution of certain assets and businesses to Liberty CapStarz which is to occur immediately prior to the proposed Split-Off. See footnote (1) to our condensed combined financial statements included herein.

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

        Our "Corporate and Other" category includes our other combined subsidiaries and corporate expenses.

        In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") and Live Nation Entertainment, Inc., which we account for as equity method investment; and we continue to maintain investments and related financial instruments in public companies such as Time Warner, Time Warner Cable and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.

Tracking Stocks

        Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty CapStarz will have two tracking stocks—Liberty CapStarz Starz common stock and Liberty CapStarz Capital common stock, which are intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

        On February 9, 2011, Liberty's board of directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Media LLC's 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) 21,785,130 shares of Time Warner Inc. common stock, 5,468,254 shares of Time Warner Cable Inc. common stock and 1,980,425 shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable and (iii) $263.8 million in cash from the Liberty Capital Group to the Liberty Interactive Group, effective immediately (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Liberty Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Media LLC.

        The Company has made changes in the attribution of certain assets, liabilities and businesses between the Groups in prior periods, as discussed in previous financial statements filed with the Securities and Exchange Commission and in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

        The Company has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.

        The proposed Split-Off will be effected by the redemption of all the outstanding shares of Liberty Capital tracking stock and Liberty Starz tracking stock in exchange for shares in Liberty CapStarz. Liberty CapStarz will hold all the assets and be subject to all the liabilities attributed to the Liberty Capital and Liberty Starz tracking stock groups. The common stock of Liberty CapStarz will be divided into two tracking stock groups, one tracking assets that are currently attributed to the Liberty Capital group ("Capital Group") and the other tracking assets that are currently attributed to the Liberty Starz group ("Starz Group"). In the redemption, holders of Liberty Capital tracking stock will receive shares of Capital tracking stock and holders of Liberty Starz tracking stock will receive shares of Liberty CapStarz Starz tracking stock. After the redemption, Liberty CapStarz and Liberty will be separate public companies.

        The proposed Split-Off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions including the continued validity of an IRS private letter ruling that was issued to Liberty in connection with the proposed split-off, the opinions of tax counsel and required governmental approvals. On May 23, 2011, the proposed Split-Off was approved by the requisite vote of Liberty stockholders. In August 2010, Liberty filed suit in the Delaware Court of Chancery against the trustee under the indenture governing the public indebtedness issued by Liberty's subsidiary, Liberty Media LLC. The lawsuit was filed in response to allegations made by a law firm purporting to represent a holder with a large position in this public indebtedness. The lawsuit seeks a declaratory judgment by the court that the proposed split-off will not constitute a disposition of "all or substantially all" of the assets of Liberty Media LLC, as those terms are used in the indenture, as well as related injunctive relief. During the second quarter of 2011, Liberty received a favorable ruling in its case against the trustee which was subsequently appealed. Resolution of the subject matter of this lawsuit, through a final non-appealable judgment, is a condition to Liberty completing the proposed split-off. Subject to the satisfaction of the conditions described above, Liberty intends to complete the proposed split-off in the third quarter of 2011.

        The term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities which Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz, LLC ("Starz") and $1,035 million (as of June 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.

        Similarly, the term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those which have been attributed to the Starz Group. The assets and businesses attributed to the Capital Group include the Company's subsidiaries: ANLBC and TruePosition; and its interests in SIRIUS XM, Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation and Live Nation Entertainment, Inc. ("Live Nation"). In addition, the Company has attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as the Company may acquire for the Capital Group.

Results of Operations—Combined

        General.    We provide in the tables below information regarding our Combined Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Results of Operations—Tracking Stock Groups" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the presentation for the Starz Group and Capital Group due to the change in attribution of the legacy Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the six months ended June 30, 2010, during this period those businesses were attributed to that group, and are included in the Starz Group for the six months ended June 30, 2011 in the results of Starz, LLC (the combined entity).

Combined Operating Results

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz Group
Starz, LLC	$403	308	794	613
Corporate and other	—	3	1	5

	403	311	795	618

Capital Group
Starz Media	—	84	—	228
ANLBC	91	88	95	91
TruePosition	27	21	587	26
Corporate and other	17	7	34	21

	135	200	716	366

Combined Liberty CapStarz	$538	511	1,511	984

Adjusted OIBDA
Starz Group
Starz, LLC	$118	107	249	213
Corporate and other	(1)	(4)	(6)	(7)

	117	103	243	206

Capital Group
Starz Media	—	(54)	—	(61)
ANLBC	8	10	(8)	(5)
TruePosition	3	(9)	373	(28)
Corporate and other	(4)	(6)	—	(8)

	7	(59)	365	(102)

Combined Liberty CapStarz	$124	44	608	104

Operating Income (Loss)
Starz Group
Starz, LLC	$112	102	236	201
Corporate and other	(4)	(6)	(12)	(13)

	108	96	224	188

Capital Group
Starz Media	—	(55)	—	(64)
ANLBC	(5)	(4)	(31)	(31)
TruePosition	—	(11)	375	(33)
Corporate and other	(9)	(13)	(15)	(25)

	(14)	(83)	329	(153)

Combined Liberty CapStarz	$94	13	553	35

        Revenue.    Our consolidated revenue increased $27 million and $527 million for the three and six month periods ended June 30, 2011, as compared to the corresponding prior year periods. The three month increase was due to small revenue increases at each of our subsidiaries. The six month increase is due primarily to a one time recognition of previously deferred revenues at TruePosition. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

        Adjusted OIBDA.    We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 12 to the accompanying condensed combined financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.

        Combined Adjusted OIBDA increased $80 million and $504 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The three month increase was primarily driven by the improved results from the legacy Starz Media businesses which contributed $54 million in Adjusted OIBDA losses in the prior year period and Adjusted OIBDA income of $6 million in the current year three month period. The six month increase is due to the net impact of a one time recognition of previously deferred revenues and costs at TruePosition and the increased results for Starz, LLC. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.

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

        We recorded $21 million and $23 million of stock compensation expense for the six months ended June 30, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of June 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $74 million. Such amount will be recognized in our combined statements of operations over a weighted average period of approximately 2.8 years.

        Operating income.    Our combined operating income increased $81 million and $518 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The increases are primarily the result of increases for TruePosition and the improved results for combined Starz, LLC.

Other Income and Expense

        Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Interest expense
Starz Group	$(2)	(1)	(3)	(1)
Capital Group	(1)	(10)	(7)	(33)

Combined Liberty CapStarz	$(3)	(11)	(10)	(34)

Share of earnings (losses) of affiliates
Starz Group	$—	—	—	—
Capital Group	(22)	3	(50)	(11)

Combined Liberty CapStarz	$(22)	3	(50)	(11)

Realized and unrealized gains (losses) on financial instruments, net
Starz Group	$—	—	1	(1)
Capital Group	54	(88)	175	55

Combined Liberty CapStarz	$54	(88)	176	54

Gains (losses) on dispositions, net
Starz Group	$—	—	(2)	—
Capital Group	—	25	—	24

Combined Liberty CapStarz	$—	25	(2)	24

Other, net
Starz Group	$2	—	2	—
Capital Group	24	23	49	43

Combined Liberty CapStarz	$26	23	51	43

        Interest expense.    Combined interest expense decreased $8 million and $14 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The overall decreases in interest expense related to a lower average debt balance throughout the periods, as compared to the corresponding prior year periods. The lower average debt balance is primarily due to the change in attribution of certain parent debt to the Interactive Group.

        Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Capital Group
Sirius	$(1)	8	(8)	—
Live Nation	(22)	—	(45)	—
Other	1	(5)	3	(11)

	$(22)	3	(50)	(11)

        During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the six months ended June 30, 2011 relate to the prior year.

        Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities	$85	(179)	385	30
Exchangeable senior debentures	1	32	(85)	(6)
Equity collars(1)	—	(4)	—	(2)
Borrowed shares(1)	(23)	64	(118)	61
Other derivatives	(9)	(1)	(6)	(29)

	$54	(88)	176	54

(1)
Changes in fair value are due primarily to changes in the market prices of the underlying marketable securities.

        Gains (losses) on dispositions.    Gains on dispositions in 2010 related to gains associated with the repayment of certain SIRIUS XM debt securities.

        Income taxes.    Our effective tax rate for the six months ended June 30, 2011 is 42% which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. Additionally, the net direct tax impacts of $110 million arising from the sale of a 25% noncontrolling interest in a consolidated subsidiary was recorded as a reduction to equity in accordance with relevant accounting guidance for noncontrolling interests. The tax attributes relating to the remaining 75% of equity of this consolidated subsidiary have not been reflected in our deferred taxes.

        Net earnings.    We had net earnings of $420 million and $58 million for the six months ended June 30, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Material Changes in Financial Condition

        While the Starz Group and the Capital Group are not separate legal entities and the assets and liabilities attributed to each group remain assets and liabilities of our combined company, we manage the liquidity and financial resources of each group separately. Keeping in mind that assets of one group may be used to satisfy liabilities of one of the other groups, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.

        As of June 30, 2011 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

        Standard & Poor's Ratings Services and Moody's Investors Services put our corporate ratings on credit watch with developing implications and possible downgrade, respectively, following Liberty's announcement of the proposed split-off in June of 2010. During the second quarter of 2011 Standard & Poor's Rating Services placed Liberty's rating on Credit Watch positive with a likely upgrade to BB with a stable outlook upon the completion of the proposed split-off. In the event we need to obtain external debt financing, prior to the proposed split-off, such ratings could hurt our ability to obtain financing and could increase the cost of any financing we are able to obtain.

        Combined Liberty CapStarz.    As of June 30, 2011 the Company had a cash balance of $2,102 million along with additional sources of liquidity of $324 million in short term marketable securities and $1,258 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, more than $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years, with the exception of the impacts to operating cash flow from the proposed split-off.

        The projected uses of Liberty CapStarz cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the approved share buyback programs. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Additionally, we may make investments in existing or new businesses. In May 2011, we made a proposal to acquire a 70% equity ownership interest in Barnes & Noble Inc. for $17 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of founding chairman Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. If this transaction is consummated, we expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million.

        Starz Group.    During the six months ended June 30, 2011, the Starz Group's primary uses of cash were $77 million related to investments in original programming and other entertainment content and $57 million for payments on outstanding debt. The uses of cash were funded by cash on hand and cash from operations. As of June 30, 2011, the Starz Group had a cash balance of $1,035 million.

        The projected uses of Starz Group cash in 2011 include continued investment in original programming and other entertainment content. In addition, we may make additional repurchases of Liberty Starz common stock and additional investments in existing or new businesses and attribute such investments to the Starz Group. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2011.

        Capital Group.    During the six months ended June 30, 2011, the Capital Group's primary uses of cash were $264 million of cash reattributed to the Interactive Group related to the TWX Reattribution, purchases of $134 million in short term marketable securities and $96 million for repurchases of

Liberty Capital common stock. The uses of cash were funded by cash on hand and cash from operations.

        The projected uses of Capital Group cash for the remainder of 2011 are not expected to be significant. We note the attributed outstanding debt of $750 million is due in March of 2012. Restricted cash of $638 million (at June 30, 2011) and a basket of AFS debt securities are available to satisfy that obligation at maturity. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We may make additional repurchases of Liberty Capital common stock and additional investments in existing or new businesses. In May 2011, we made a proposal to acquire a 70% equity ownership interest in Barnes & Noble Inc. for $17 per share in cash. The proposal is subject to various conditions, including satisfactory financing and the participation of founding chairman Leonard Riggio, both in terms of his continuing equity ownership and his continuing role in management. If this transaction is consummated, we expect that our cash contribution toward the purchase price, depending on the amount of financing that can be obtained, will be in the range of $500 million.

        We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, net tax payments from the Interactive Group and the Starz Group and dispositions of non-strategic assets. At June 30, 2011, the Capital Group's sources of liquidity include $1,067 million in cash, $192 million in short term marketable securities and $1,194 million of unpledged non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing any cash proceeds attributable to the Capital Group.

Results of Operations—Tracking Stock Groups

Starz Group

        The Starz Group is primarily comprised of our subsidiary Starz and $1,035 million of cash, including subsidiary cash.

        The following discussion and analysis provides information concerning the attributed results of operations of the Starz Group. This discussion should be read in conjunction with (1) our condensed combined financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz, LLC	$403	308	794	613
Corporate and other	—	3	1	5

	$403	311	795	618

Adjusted OIBDA
Starz, LLC	$118	107	249	213
Corporate and other	(1)	(4)	(6)	(7)

	$117	103	243	206

Operating Income (Loss)
Starz, LLC	$112	102	236	201
Corporate and other	(4)	(6)	(12)	(13)

	$108	96	224	188

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

        A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starz's affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements expire in 2011 through 2018. During the quarter ended June 30, 2011, approximately 54% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channels' revenue for such period.

        Starz's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue	$403	383	794	829
Operating expenses	(233)	(270)	(428)	(506)
SG&A expenses	(52)	(65)	(117)	(175)

Adjusted OIBDA	118	48	249	148
Stock-based compensation	(2)	1	(3)	(3)
Depreciation and amortization	(4)	(6)	(10)	(11)

Operating income	$112	43	236	134

        As discussed above, the results for Starz for the three and six months ended June 30, 2011 include the legacy Starz Entertainment business operations and the legacy Starz Media business operations, due to the Starz Media Reattribution (effective as of September 30, 2010). For discussion purposes, the historical results for the Starz Media legacy businesses have been combined with the historical results of the Starz Entertainment legacy businesses, including the impacts of intercompany eliminations, for the three and six months ended June 30, 2010.

        Starz's revenue increased $20 million and decreased $35 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. Revenue for the three months increased as a result of an $8 million increase due to higher effective rate for the Starz Channels' services, $6 million due to growth in the average number of subscriptions and $3 million in additional ancillary revenue related to international television distribution rights and home video for Starz original content. The remaining increase was primarily attributable to the home video performance of "The Kings Speech" distributed for The Weinstein Company in the current period which was partially offset by no theatrical releases of films in 2011. The decrease in revenue for the six months ended June 30, 2011 as compared to the prior year was primarily attributable to no theatrical films released in 2011 as compared to two in 2010 and a decrease in the number of theatrical films released on home video. The overall decrease was partially offset by revenue growth resulting from a $10 million increase due to higher effective rate for the Starz Channels' services, $14 million due to growth in the average number of subscriptions and $14 million in additional ancillary revenue related to international television distribution rights and home video for Starz original content.

        Starz, Encore, and the Encore thematic multiplex channels ("EMP") are the primary drivers of Starz's revenue. Starz average subscriptions increased 9.7% and 9.0% for the three and six months ended June 30, 2011 compared to the corresponding period of 2010 and EMP average subscriptions increased 4.7% and 5.6% for the three and six months ended June 30, 2011 compared to the corresponding period of 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of June 30, 2011 subscriptions under fixed-rate agreements were 28.5 million while subscriptions under consignment agreements were 23.4 million. As of June 30, 2010, subscriptions under fixed-rate affiliation agreements were 26.6 million while subscriptions under consignment agreements were 22.7 million.

        Operating expenses decreased by $37 million and $78 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. Approximately $48 million and $91 million of such decrease, respectively, was the result of lower production and acquisition costs, lower home video costs and no theatrical releases in the current period. These operating expense decreases were partially offset by increases, related to the Starz Channels, of 4.7% and 1.7% for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. Programming expenses are Starz's primary operating expense and totaled approximately $164 million and $312 million for the three and six months ended June 30, 2011 and $156 million and $307 million for the three and six months ended June 30, 2010. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in original content.

        Starz's SG&A expenses decreased by $13 million and $58 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The primary driver in decreased SG&A expenses as compared to the prior year periods was the decisions made regarding the theatrical film business. This decrease was partially offset by increased advertising expenses related to original programming content and increased personnel costs.

        Starz's Adjusted OIBDA increased $70 million and $101 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The increase in Adjusted OIBDA was a combination of improved results by the Starz Channels business and the decisions made regarding the theatrical films business in the prior year. As discussed above, the elimination of theatrical film releases and fewer theatrical home video releases resulted in less revenue which was more than offset by no spending in the current period on marketing and advertising associated with the theatrical releases of such productions, lower production and acquisition costs and lower home video costs.

Capital Group

        The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Interactive Group or the Starz Group, including controlling interests in ANLBC and TruePosition as well as minority investments in Sirius XM, Time Warner Inc., Time Warner Cable Inc., Sprint, Live Nation and other public and private companies. In addition, we have attributed $1,067 million of cash, including subsidiary cash, and $750 million principal amount (as of June 30, 2011) of our parent debt to the Capital Group.

        The following discussion and analysis provides information concerning the attributed results of operations of the Capital Group. This discussion should be read in conjunction with (1) our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the Unaudited Attributed Financial Information for Tracking Stock Groups filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz Media	$—	84	—	228
ANLBC	91	88	95	91
TruePosition	27	21	587	26
Corporate and other	17	7	34	21

	$135	200	716	366

Adjusted OIBDA
Starz Media	$—	(54)	—	(61)
ANLBC	8	10	(8)	(5)
TruePosition	3	(9)	373	(28)
Corporate and other	(4)	(6)	—	(8)

	$7	(59)	365	(102)

Operating Income (Loss)
Starz Media	$—	(55)	—	(64)
ANLBC	(5)	(4)	(31)	(31)
TruePosition	—	(11)	375	(33)
Corporate and other	(9)	(13)	(15)	(25)

	$(14)	(83)	329	(153)

        Revenue.    The Capital Group's combined revenue decreased $65 million and increased $350 million for the three and six months ended June 30, 2011 as compared to the corresponding prior year periods. The three month decrease is due to the reattribution of Starz Media to the Starz Group in the prior year offset slightly by slight increases in revenue at the other subsidiaries. The six month increase in revenue is due to the impact of a one-time recognition of previously deferred revenue at TruePosition partially offset by the Starz Media reattribution whereas the results of Starz Media are now reflected in the results of the Liberty Starz Group. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under new revenue recognition guidance, which we adopted prospectively on January 1, 2011, the amendment is a material modification, requiring elements under the agreement that meet the separation criteria and have been delivered to be recognized as of the modification date. TruePosition recognized approximately $538 million of revenue as of the modification date and $167 million of associated deferred costs. The revenue under the previous contract had been deferred as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November 2006) did not exist.

        Adjusted OIBDA and Operating Income (Loss).    The Capital Group's Adjusted OIBDA increased $66 million and $467 million and Operating Income (Loss) increased $69 million and $482 million, respectively, for the six months ended June 30, 2010 as compared to the corresponding prior year period. The increases are primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition, discussed previously, and the Starz Media reattribution.

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

        We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2011, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal amount		Weighted avg interest rate	Principal amount		Weighted avg interest rate
	dollar amounts in millions
Capital Group		$750	0.4%	$		N/A
Starz Group	$		N/A		$42	5.5%

        The Company is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models.

        At June 30, 2011, the fair value of our non-strategic AFS equity securities was $2,552 million. Had the market price of such securities been 10% lower at June 30, 2011, the aggregate value of such securities would have been $255 million lower. Such decrease would be partially offset by an increase in the value of our derivatives related to such AFS securities. Our exchangeable senior debentures are also subject to market risk. Because we mark these instruments to fair value each reporting date, increases in the stock price of the respective underlying security generally result in higher liabilities and unrealized losses in our statement of operations. Additionally, our stock in SIRIUS XM and Live Nation (tow of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.

Item 4.    Controls and Procedures.

        In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

 LIBERTY CAPSTARZ, INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        On August 6, 2010, Liberty and its subsidiary Liberty Media LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Media LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups will not constitute a disposition of all or substantially all of the assets of Liberty Media LLC under the Indenture and that, therefore, no "Event of Default" will arise as a result of Liberty Media LLC remaining the obligor under the Indenture following the proposed split-off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery does not have subject matter jurisdiction over the dispute and that it should be litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The judgment was subsequently appealed by BNY on June 6, 2011. Liberty requested an expedited appeal and a hearing has been set for mid-September 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 6.    Exhibits

  (a)
  Exhibits

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

II-1

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY CAPSTARZ, INC.
Date: August 11, 2011	By:	/s/ GREGORY B. MAFFEI Gregory B. Maffei President and Chief Executive Officer
Date: August 11, 2011	By:	/s/ DAVID J.A. FLOWERS David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)
Date: August 11, 2011	By:	/s/ CHRISTOPHER W. SHEAN Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

 EXHIBIT INDEX

        Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Attributed Financial Information for Tracking Stock Groups*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

*
Filed herewith

**
Furnished herewith

QuickLinks

LIBERTY CAPSTARZ, INC. Condensed Combined Balance Sheets (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Balance Sheets (Continued) (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Operations (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statements Of Cash Flows (unaudited)
LIBERTY CAPSTARZ, INC. Condensed Combined Statement Of Parent's Investment (unaudited) Six months ended June 30, 2011
LIBERTY CAPSTARZ, INC. Notes to Condensed Combined Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
LIBERTY CAPSTARZ, INC.
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX