Form 10-Q
period 2011-09-30
Liberty Media Corp
filed 2011-11-08
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-35294
LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-8988475 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5400
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2011 was:

	Series A	Series B
Liberty Capital common stock	71,668,160	7,342,191
Liberty Starz common stock	48,428,683	2,938,005

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2011	December 31, 2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,937	2,090
Trade and other receivables, net	299	257
Program rights	476	411
Short term marketable securities	275	509
Restricted cash (note 9)	695	53
Receivable from Liberty Interactive	44	85
Other current assets	41	137
Total current assets	3,767	3,542
Investments in available-for-sale securities and other cost investments, including $1,076 million and $1,219 million pledged as collateral for share borrowing arrangements (note 6)	2,782	4,550
Investments in affiliates, accounted for using the equity method (note 7)	507	91
Property and equipment, at cost	499	520
Accumulated depreciation	(280)	(273)
	219	247
Intangible assets not subject to amortization	475	485
Intangible assets subject to amortization, net	139	164
Program rights	325	323
Deferred costs	243	345
Deferred tax assets	238	371
Other assets, at cost, net of accumulated amortization	220	674
Total assets	$8,915	10,792

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	September 30, 2011	December 31, 2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$13	21
Accrued liabilities	272	243
Financial instruments (note 8)	1,085	1,222
Current portion of debt (note 9)	754	37
Deferred income tax liabilities	742	712
Deferred revenue	74	240
Other current liabilities	72	36
Total current liabilities	3,012	2,511
Long-term debt (note 9)	37	2,101
Deferred revenue	531	846
Other liabilities	257	308
Total liabilities	3,837	5,766
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 72,429,959 shares at September 30, 2011	1	—
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 7,342,191 shares at September 30, 2011	—	—
Series C Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at September 30, 2011	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; issued and outstanding 49,234,478 shares at September 30, 2011	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; issued and outstanding 2,938,005 shares at September 30, 2011	—	—
Series C Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; zero issued and outstanding shares at September 30, 2011	—	—
Additional paid-in capital	3,818	—
Parent's investment	—	4,117
Accumulated other comprehensive earnings, net of taxes	32	54
Retained earnings	1,233	855
Total stockholders' equity	5,084	5,026
Noncontrolling interests in equity of subsidiaries	(6)	—
Total equity	5,078	5,026
Commitments and contingencies (note 10)
Total liabilities and equity	$8,915	10,792

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$540	570	2,051	1,554
Operating costs and expenses:
Operating	323	349	1,048	987
Selling, general and administrative, including stock-based compensation (note 3)	91	120	290	385
Legal settlement	—	—	(7)	—
Depreciation and amortization	15	27	56	73
	429	496	1,387	1,445
Operating income	111	74	664	109
Other income (expense):
Interest expense	(3)	(12)	(13)	(46)
Liberty Interactive interest income (expense)	—	—	—	3
Share of earnings (losses) of affiliates, net (note 7)	53	(59)	3	(70)
Realized and unrealized gains (losses) on financial instruments, net (note 8)	(257)	70	(81)	124
Gains (losses) on dispositions, net	1	(2)	(1)	22
Other, net	10	30	61	73
	(196)	27	(31)	106
Earnings (loss) from continuing operations before income taxes	(85)	101	633	215
Income tax (expense) benefit	42	(27)	(256)	(86)
Net earnings (loss)	(43)	74	377	129
Less net earnings (loss) attributable to the noncontrolling interests	(1)	—	(1)	(3)
Net earnings (loss) attributable to Liberty stockholders	$(42)	74	378	132
Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$(103)	26	198	(34)
Liberty Starz common stock	61	48	180	166
	$(42)	74	378	132

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions, except per share amounts
ProForma basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	(1.27)	0.30	2.44	(0.37)
Series A and Series B Liberty Starz common stock	1.20	0.96	3.53	3.32
ProForma diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	(1.27)	0.29	2.39	(0.37)
Series A and Series B Liberty Starz common stock	1.15	0.92	3.40	3.19

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Net earnings (loss)	$(43)	74	377	129
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(1)	3	(28)	(28)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	(2)	—	—	(13)
Reattribution of other comprehensive earnings from Liberty Interactive	—	—	—	30
Other	(1)	—	6	—
Other comprehensive earnings (loss)	(4)	3	(22)	(11)
Comprehensive earnings (loss)	(47)	77	355	118
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(1)	—	(1)	(3)
Comprehensive earnings (loss) attributable to Liberty stockholders	$(46)	77	356	121
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$(111)	29	178	(45)
Liberty Starz common stock	65	48	178	166
	$(46)	77	356	121

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	amounts in millions
Cash flows from operating activities:
Net earnings	$377	129
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56	73
Amortization of program rights	523	551
Cash payments for program rights	(599)	(507)
Stock-based compensation	24	36
Cash payments for stock-based compensation	(10)	(37)
Noncash interest expense	—	1
Share of (earnings) loss of affiliates, net	(3)	70
Realized and unrealized (gains) losses on financial instruments, net	81	(124)
Losses (gains) on disposition of assets, net	1	(22)
Change in tax accounts from Liberty Interactive, net	53	153
Deferred income tax expense	125	49
Other noncash charges (credits), net	(287)	140
Changes in operating assets and liabilities
Current and other assets	(200)	(166)
Payables and other liabilities	175	74
Net cash provided (used) by operating activities	316	420
Cash flows from investing activities:
Cash proceeds from dispositions	17	59
Proceeds (payments) from settlement of financial instruments, net	—	750
Investments in and loans to cost and equity investees	(297)	(288)
Repayment of loan by Liberty Interactive	—	316
Repayment of loans by cost and equity investees	189	101
Capital expended for property and equipment	(9)	(10)
Net sales (purchases) of short term investments	302	(427)
Net (increase) decrease in restricted cash	(139)	(33)
Reattribution of cash to Liberty Interactive	(264)	(807)
Other investing activities, net	(4)	(7)
Net cash provided (used) by investing activities	(205)	(346)
Cash flows from financing activities:
Borrowings of debt	1	97
Repayments of debt	(58)	(1,018)
Repurchases of Liberty common stock	(213)	(627)
Other financing activities, net	6	119
Net cash provided (used) by financing activities	(264)	(1,429)
Net increase (decrease) in cash and cash equivalents	(153)	(1,355)
Cash and cash equivalents at beginning of period	2,090	3,951
Cash and cash equivalents at end of period	$1,937	2,596

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2011

	Stockholders' equity
		Liberty Capital		Liberty Starz

	Preferred Stock	Series A	Series B	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—	$4,117	54	855	—	5,026
Net earnings	—	—	—	—	—	—	—	—	378	(1)	377
Other comprehensive loss	—	—	—	—	—	—	—	(22)	—	—	(22)
Stock compensation	—	—	—	—	—	—	16	—	—	—	16
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	6	—	—	—	6
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	(213)	—	—	—	(213)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	45	—	—	—	45
Transfer of tax attributes to Liberty Interactive	—	—	—	—	—	—	(44)	—	—	—	(44)
Change in capitalization in connection with Split-off (note 1)	—	1	—	—	—	3,818	(3,819)	—	—	—	—
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	(105)	—	—	(5)	(110)
Other	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at September 30, 2011	—	1	—	—	—	3,818	—	32	1,233	(6)	5,078

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty CapStarz, Inc. thereto before known as Liberty Splitco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty Media Corporation and its consolidated subsidiares for the period following the date of the completed Split-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
During the second quarter of 2010, Liberty Interactive announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 following the satisfaction of all conditions to the Split-Off. The Split-Off was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities previously attributed to the Capital and Starz tracking stock groups of Liberty Interactive pursuant to a Reorganization Agreement (described below). Liberty utilizes a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz group ("Starz Group").
Therefore, these financial statements have been presented using the historical presentation of the Liberty Interactive attributed financial information as a basis for the consolidated financial statements. Previous transactions of the Liberty Capital group and Liberty Starz group have been reflected as transactions of Liberty and the historical transactions of the Liberty Interactive group have been treated as transactions of Liberty Interactive for purposes of these financial statements. Previous transactions between either the Liberty Starz group or the Liberty Capital group and the Liberty Interactive group, including all reattributions, have been reflected at historical cost on a prospective basis (i.e., treated as book value transfers rather than retroactive as-if poolings). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Following the Split-Off, Liberty and Liberty Interactive operate as separate publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and Liberty Interactive entered into certain agreements in order to govern ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement.
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Split-Off and provisions governing the relationship between Liberty and Liberty Interactive with respect to and resulting from the Split-Off, including cross-indemnities. Pursuant to the Services Agreement, Liberty will provide Liberty Interactive with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive. Prior to the Split-Off these costs were being allocated between the tracking stock groups and Liberty does not believe these amounts will be significantly different following the completion of the Split-Off. Under the Facilities Sharing Agreement, Liberty Interactive will share office space with Liberty and related amenities at Liberty's corporate headquarters.
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Liberty and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Liberty Interactive, subject to certain limited exceptions, for losses and taxes resulting from the Split-Off to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off), (ii) result from the Liberty Capital common stock or the Liberty Starz common

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

stock not being treated as stock of Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the LEI split-off (a previously completed spin-off by Liberty Interactive) and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off).
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto of Liberty for the year ended December 31, 2010 which are included in Annex B to Amendment No. 5 to Liberty's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 18, 2011.
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
Liberty holds investments that are accounted for using the equity method. Liberty does not control the decision making process or business management practices of these affiliates. Accordingly, Liberty relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty's condensed consolidated financial statements.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

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
(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which are intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
On February 25, 2010, Liberty Interactive announced that its board of directors had resolved to effect the following changes in attribution between its Capital Group and its Interactive Group, effective on that date (the "February Reattribution"):

•	the change in attribution from the Interactive Group to the Capital Group of a 14.6% ownership interest in Live Nation Entertainment, Inc.;

•	the change in attribution from the Capital Group to the Interactive Group of the following debt securities:

•	$469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

•	$460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

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
On September 16, 2010, Liberty Interactive's board of directors approved a change in attribution of its interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $55 million owed by the Capital Group to the Starz Group was extinguished, and the Starz Group became attributed with approximately $54 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, certain tax benefits relating to the operation of the Starz Media, LLC business during the time it was attributed to the Capital Group that may be realized from any future sale or other disposition of that business by the Starz Group will be attributed to the Capital Group.
On February 9, 2011, Liberty Interactive's board approved a change in attribution of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable (approximately 22 million shares of Time Warner, Inc., 5 million shares of Time Warner Cable Inc. and 2 million shares of AOL, Inc. with an aggregate carrying value of $1,215 million at the time of the reattribution) and cash of $264 million from its Capital Group to its Interactive Group (the "TWX Reattribution").
As discussed in note 1, Liberty has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Liberty's tracking stock groups.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

The term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that Liberty has attributed to that group. The Starz Group focuses primarily on video programming and development, acquisition and distribution of content and is comprised primarily of Starz, LLC ("Starz") and $1,059 million (as of September 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.
The term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those that have been attributed to the Starz Group. The assets and businesses attributed to the Capital Group include Liberty's subsidiaries: Atlanta National League Baseball Club, Inc. ("ANLBC") and TruePosition, Inc. ("TruePosition"); and its interests in Sirius XM Radio Inc. ("SIRIUS XM"), Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation, Barnes & Noble, Inc. and Live Nation Entertainment, Inc. ("Live Nation"). In addition, Liberty has attributed $878 million of cash, including subsidiary cash, and $750 million principal amount (as of September 30, 2011) of other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that Liberty's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as Liberty may acquire for the Capital Group.
(3)   Stock-Based Compensation
Liberty Interactive has previously granted, and Liberty will grant, to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
In connection with the Split-Off, awards with respect to Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock were converted to awards with respect to Liberty's Series A and Series B Liberty Starz and Liberty Capital common stock pursuant to Liberty's Transitional Stock Adjustment Plan. Therefore, the activity associated with such Awards of Liberty Interactive's Starz and Capital common stock, prior to the Split-Off, have been reflected as Awards of Liberty in the condensed consolidated financial statements.
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2011	$3
September 30, 2010	$13
Nine months ended:
September 30, 2011	$24
September 30, 2010	$36
In the nine months ended September 30, 2011, the Company granted, primarily to Starz employees, 496,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $21.36 per share. These options vest quarterly over the 4 year vesting period.
Liberty Interactive previously calculated, and Liberty calculates, the grant-date fair value for all of its equity classified awards and the subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Capital and Liberty Starz common stocks and the implied volatility of publicly traded Liberty Capital and Liberty Starz options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Starz	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2011	4,996	$19.38	3,217	$46.15
Granted	—	$—	496	$72.92
Exercised	(565)	$9.86	(150)	$31.30
Forfeited/Cancelled/Exchanged	(2)	$25.17	(33)	$64.77
Outstanding at September 30, 2011	4,429	$20.58	3,530	$50.35
Exercisable at September 30, 2011	1,382	$10.62	707	$35.08
The following table provides additional information about outstanding Awards to purchase Liberty Capital and Liberty Starz common stock at September 30, 2011.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Aggregate intrinsic value (000's)
Series A Capital	4,429	$20.58	5.6 years	$201,729	1,382	$10.62	$76,711
Series A Starz	3,530	$50.35	5.8 years	$56,403	707	$35.08	$20,684
Series B Starz	36	$26.71	3.7 years	$1,566	36	$26.71	$1,566
As of September 30, 2011, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $69 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 3.0 years.
As of September 30, 2011, Liberty reserved for issuance upon exercise of outstanding stock Awards the following:

	Series A	Series B
	amounts in millions
Liberty Capital common stock	4.4	—
Liberty Starz common stock	3.5	0.1

(4)   Earnings Attributable to Liberty Media Corporation Stockholders Per Common Share
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the nine months ended September 30, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

	Liberty Capital Common Stock
	Three months ended September 30, 2011	Nine months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	numbers of shares in millions
Basic EPS	81	81	86	92
Stock options	—	2	3	—
Diluted EPS	81	83	89	92
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Starz common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Starz common stock after the Split-Off. Excluded from diluted EPS for the nine months ended September 30, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Starz Common Stock
	Three months ended September 30, 2011	Nine months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	numbers of shares in millions
Basic EPS	51	51	50	50
Stock options	2	2	2	2
Diluted EPS	53	53	52	52

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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2011
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$275	275	—	—
Available-for-sale securities	$2,773	2,380	393	—
Financial instruments	$1,085	1,076	9	—
The majority of Liberty's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Company). Changes in the fair value of these economic hedges are reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $2,156 million as of September 30, 2011.
Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	September 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Time Warner Inc.(1)(2)	$373	1,101
Time Warner Cable Inc.(1)(2)	196	567
Sprint Nextel Corporation ("Sprint")(1)	140	301
Motorola Solutions(1)(3)	311	471
Motorola Mobility(1)(3)	245	—
Viacom, Inc.	294	301
Live Nation(4)	24	389
Century Link, Inc.(1)	122	248
Barnes & Noble, Inc. (5)	206	—
Priceline(1)	234	208
Other AFS equity securities(1)(2)	35	100
SIRIUS XM debt securities	377	384
Other AFS debt securities	216	404
Other cost investments and related receivables	8	9
Total attributed to the Capital Group	2,781	4,483
Starz Group
Other	1	67
Total attributed to the Starz Group	1	67
Consolidated Liberty	$2,782	4,550
___________________________

(1)	Includes shares pledged as collateral for share borrowing arrangements. See note 8.

(2)	As discussed in note 2, certain of these securities were reattributed from its Capital Group to its Interactive Group in the first quarter of 2011.

(3)
Effective January 4, 2011 Motorola, Inc. separated Motorola Mobility Holdings, Inc. in a 1 for 8 stock distribution. Motorola, Inc. simultaneously completed a 1 for 7 reverse stock split and was renamed Motorola Solutions, Inc.

(4)
In June 2011, Liberty acquired an additional 5.5 million shares of Live Nation for $58 million. The additional ownership requires the Company to account for the investment as an equity method affiliate. For additional discussion see note 7. Liberty continues to hold debt securities in Live Nation which are included in available-for-sale securities.

(5)
In August 2011, Liberty acquired 204,000 shares of preferred stock of Barnes & Noble, Inc. which is convertible into an approximate 17% common equity interest for $204 million. The preferred stock accrues dividends at a rate of 7.75% per annum. Liberty has elected to account for its investment in Barnes & Noble at fair value. Accordingly, changes in fair value of Barnes & Noble, Inc. preferred stock are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
	amounts in millions
Gross unrealized holding gains	$1	52	32	66
Gross unrealized holding losses(1)	$—	1	—	—
___________________________

(1)	Liberty does not currently have any gross unrealized losses that have been in such position for greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2011 and the carrying amount at December 31, 2010:

	September 30, 2011			December 31, 2010
	Percentage ownership	Market Value	Carrying amount	Carrying amount
		dollar amounts in millions
Capital Group
SIRIUS XM	40%	$3,906	$32	5
Live Nation(a)	21%	$314	376	—
Other	various	N/A	99	86
			$507	91
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Capital Group
SIRIUS XM	$42	(51)	34	(51)
Live Nation(a)	1	—	(44)	—
Other	10	(8)	13	(19)
	$53	(59)	3	(70)
___________________________

(a)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the nine months ended September 30, 2011 relate to the prior year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Sirius XM Radio Inc.
Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings (loss) for SIRIUS XM on a three-month lag due to timeliness considerations.
Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	June 30, 2011	December 31, 2010
	amounts in millions
Current assets	$965	992
Property and equipment, net	1,723	1,761
Intangible assets	2,602	2,633
Goodwill	1,835	1,835
Other assets	179	162
Total assets	$7,304	7,383
Current liabilities	$2,171	2,350
Deferred income taxes	927	915
Long-term debt	2,672	2,696
Other liabilities	1,039	1,214
Stockholders' equity	495	208
Total liabilities and equity	$7,304	7,383

SIRIUS XM Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	amounts in millions		amounts in millions
Revenue	$744	700	$1,468	$1,364
Costs of services	(273)	(266)	(544)	(527)
Selling, general and administrative expenses	(231)	(237)	(452)	(445)
Restructuring, impairments and related costs	—	(2)	—	(2)
Depreciation and amortization	(67)	(69)	(135)	(139)
Operating income	173	126	337	251
Interest expense	(76)	(77)	(154)	(155)
Loss on extinguishment of debt	(1)	(32)	(7)	(34)
Other income (loss), net	80	—	80	(2)
Income tax expense	(3)	(2)	(5)	(3)
Net income attributable to SIRIUS XM stockholders	$173	15	$251	$57
As of September 30, 2011, the SIRIUS XM Preferred Stock had a market value of $3,906 million based on the value of the common stock into which it is convertible.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

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
The Company's financial instruments are summarized as follows:

Type of financial instrument	September 30, 2011		December 31, 2010
	amounts in millions
Liabilities
Borrowed shares(1)	$1,076		1,219
Other	9		11
	1,085		1,230
Less current portion	(1,085)	—	(1,222)
	$—		8
___________________________

(1)	The market values of borrowed shares are as follows:

	September 30, 2011	December 31, 2010
	amounts in millions
Time Warner	$91	97
Time Warner Cable	48	50
Sprint(a)	83	221
Motorola Solutions(b)	311	471
Motorola Mobility(b)	245	—
CenturyLink(a)	62	165
Priceline	234	208
Other	2	7
	$1,076	1,219
____________________

(a)
In January 2011, the Company unwound a portion of the borrowed share position with respect to approximately 25 million Sprint shares and 2 million CenturyLink shares through the delivery of such shares to the counterparty. The asset associated with these AFS securities ($115 million and $74 million, respectively) was retired as well as the liability ($115 million and $74 million, respectively).

(b)	As discussed in note 6, Motorola Inc. separated into two companies effective January 4, 2011 through a stock distribution and reverse stock split.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities(1)	$(337)	392	48	422
Borrowed shares(1)	72	(244)	(46)	(183)
Net change from Non-strategic securities(1)	(265)	148	2	239
Exchangeable senior debentures	—	(76)	(85)	(82)
Equity collars	—	—	—	(2)
Other	8	(2)	2	(31)
	$(257)	70	(81)	124
___________________________

(1)	As described above, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company.

(9) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal September 30, 2011
		September 30, 2011	December 31, 2010
	amounts in millions
Capital Group
Exchangeable Senior Debentures 3.125% due 2023	$—	—	1,283
Bank Facility	750	750	750
Total attributed Capital Group debt	750	750	2,033
Starz Group
Subsidiary debt	41	41	105
Total attributed Starz Group debt	41	41	105
Total debt	$791	791	2,138
Less current maturities		(754)	(37)
Total long-term debt		$37	2,101
Exchangeable Senior Debentures
As discussed in note 2, in the first quarter of 2011 the Board of Directors of Liberty Interactive reattributed the 3.125% Exchangeable Senior Debentures from its Capital Group to its Interactive Group which was reflected on a prospective basis.
Bank Facility
The outstanding balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $638 million is included in restricted cash in the accompanying condensed consolidated balance sheet at September 30, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Subsidiary Debt
Subsidiary debt at September 30, 2011 is comprised of capitalized satellite transponder lease obligations.
Fair Value of Debt
Due to its variable rate nature, the Company believes that the carrying amount of its debt approximated fair value at September 30, 2011.
(10) Commitments and Contingencies
Film Rights
Starz, a wholly-owned subsidiary of the Company, provides premium video programming distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors throughout the United States. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. The unpaid balance of Programming Fees for films that were available for exhibition by Starz at September 30, 2011 is reflected as a liability, in other liabilities, in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2011 is payable as follows: $79 million in 2011 and $9 million in 2012.
Starz has also contracted to pay Programming Fees for films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at September 30, 2011. Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by studios owned by The Walt Disney Company ("Disney") through 2015 and all qualifying films that are released theatrically in the United States by studios owned by Sony through 2016. Films are generally available to Starz Entertainment for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films. As these films have not yet been released in theaters, Starz is unable to estimate the amounts to be paid under these output agreements. However, such amounts are expected to be significant.
In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") a total of $142.5 million in three remaining annual installments of $47.5 million with the next installment due at the beginning of 2012. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $45 million in 2011; $393 million in 2012; $82 million in 2013; $67 million in 2014; $55 million in 2015 and $90 million thereafter.
Guarantees
The Company guarantees Starz's obligations under certain of its studio output agreements. At September 30, 2011, the Company's guarantees for obligations for films released by such date aggregated $551 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.
In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification guarantees.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2011 aggregated $122 million, which is payable as follows: $2 million in 2011, $74 million in 2012, $20 million in 2013, $13 million in 2014 and $13 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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
The IRS has proposed adjustments under the Compliance Assurance Process audit program with respect to several of the 2010 tax return positions taken by Liberty Interactive for which the Company is liable under its Tax Sharing Agreement with Liberty Interactive. Liberty Interactive has notified the IRS that it disagrees with the proposed adjustments and has scheduled a mediation conference with the IRS during the fourth quarter to resolve the disputed items. If resolution cannot be reached in the mediation conference, Liberty Interactive and the Company intend to pursue additional administrative and judicial remedies. If all of the proposed IRS adjustments were ultimately sustained, the maximum impact to the Company's income tax expense would be an increase of $480 million (related to disallowance of capital loss carryforwards) and could require cash tax payments of up to $680 million (related to current taxation of deferred derivative gains) under its Tax Sharing Agreement.

(11) Information About Liberty's Operating Segments
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
The Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.
As discussed in Note 2, effective September 30, 2010, Liberty Interactive's board of directors approved a change in attribution of Starz Media from its Capital Group to its Starz Group to better align the remaining businesses of Starz Media with the legacy Starz Entertainment business to form a consolidated Starz entity that we refer to as Starz, LLC. The Starz Media Reattribution did not have any impact on the consolidated results of the Company and was reflected on a prospective basis for tracking stock purposes. This change in attribution of Starz Media changed how these entities are reviewed and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

operated from the Company's combined view point and thus gives rise to a new presentation for segment reporting purposes for both the current and prior year periods.
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
For the nine months ended September 30, 2011, the Company has identified the following businesses as its reportable segments:

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
Performance Measures

	Nine months ended September 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz Group
Starz, LLC	$1,183	356	1,246	238
Corporate and other	1	(9)	8	(10)
Adjustment for tracking stock purposes(1)	—	—	(317)	67
	1,184	347	937	295
Capital Group
ANLBC	199	11	186	8
TruePosition	619	380	86	(11)
Corporate and other	49	(1)	28	(7)
Adjustment for tracking stock purposes(1)	—	—	317	(67)
	867	390	617	(77)
Consolidated Liberty	$2,051	737	1,554	218

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

	Three months ended September 30,
	2011		2010
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz Group
Starz, LLC	$389	107	405	86
Corporate and other	—	(3)	3	(3)
Adjustment for tracking stock purposes(1)	—	—	(89)	6
	389	104	319	89
Capital Group
ANLBC	104	19	95	13
TruePosition	32	7	60	17
Corporate and other	15	(1)	7	1
Adjustment for tracking stock purposes(1)	—	—	89	(6)
	151	25	251	25
Consolidated Liberty	$540	129	570	114
___________________________

(1)
As discussed above, due to the change in segments, the prior periods have been changed to reflect the current segment presentation. The adjustment is necessary to align the tracking stock subtotals to the Unaudited Attributed Financial Information for tracking stock groups found in Exhibit 99.1, wherein this change in attribution has been reflected prospectively.

Other Information

	September 30, 2011
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz Group
Starz, LLC	$2,013	—	4
Corporate and other	622	—	—
	2,635	—	4
Capital Group
ANLBC	565	31	1
TruePosition	319	—	3
Corporate and other	5,494	476	1
	6,378	507	5
Inter-group eliminations	(98)	—	—
Consolidated Liberty	$8,915	507	9

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Consolidated segment Adjusted OIBDA	$129	114	737	218
Stock-based compensation	(3)	(13)	(24)	(36)
Gain on legal settlement	—	—	7	—
Depreciation and amortization	(15)	(27)	(56)	(73)
Interest expense	(3)	(12)	(13)	(46)
Liberty interest income (expense)	—	—	—	3
Share of earnings (losses) of affiliates, net	53	(59)	3	(70)
Realized and unrealized gains (losses) on financial instruments, net	(257)	70	(81)	124
Gains (losses) on dispositions, net	1	(2)	(1)	22
Other, net	10	30	61	73
Earnings (loss) from continuing operations before income taxes	$(85)	101	633	215

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
For additional risk factors, please see the Risk Factors section of Liberty Media Corporation's Amendment No. 5 to its Registration Statement on Form S-4 relating to the Split-Off (as defined below), filed with the Securities and Exchange Commission on April 18, 2011 (the "Registration Statement"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2010 in the Registration Statement.

Explanatory Note
Liberty Media Corporation ("Liberty" or "the Company") was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: the Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the previously announced plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty which at the time of the Split-Off held all of the assets, liabilities and businesses previously attributed to Liberty Interactive's Capital and Starz tracking stock groups.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Starz, LLC, Atlanta National League Baseball Club, Inc., ("ANLBC") and TruePosition, Inc. ("TruePosition"). Starz, LLC provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in a wide variety of formats. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.
Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses.
In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc. and Sprint Nextel Corporation, which are accounted for at their respective fair market values and are included in corporate and other.
Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Liberty has two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which are intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group have separate collections of businesses, assets and liabilities attributed to them, no group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks have no direct claim to the group's stock or assets and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
On February 9, 2011, Liberty Interactive's board of directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Interactive LLC's (formerly known as Liberty Media LLC) 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) 21,785,130 shares of Time Warner Inc. common stock, 5,468,254 shares of Time Warner Cable Inc. common stock and 1,980,425 shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable and (iii) $263.8 million in cash from the Liberty Capital Group to the Liberty Interactive Group, effective immediately (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Liberty Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Media LLC.
Liberty Interactive had made changes in the attribution of certain assets, liabilities and businesses between the Groups in prior periods, as discussed in previous financial statements filed with the Securities and Exchange Commission and in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.
The Company has reflected these reattributions prospectively in the unaudited attributed financial information. See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for our tracking stock groups.
The term "Starz Group" does not represent a separate legal entity, rather it represents those businesses, assets and liabilities that Liberty has attributed to that group. The Starz Group focuses primarily on video programming and is comprised primarily of Starz, LLC and $1,059 million (as of September 30, 2011) of cash, including subsidiary cash. The Starz Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Starz Group, including such other businesses as Liberty may acquire for the Starz Group.
Similarly, the term "Capital Group" also does not represent a separate legal entity, rather it represents all of Liberty's businesses, assets and liabilities other than those that have been attributed to the Starz Group. The assets and businesses attributed to the Capital Group include the Company's subsidiaries: ANLBC and TruePosition; and its interests in SIRIUS XM, Time Warner Inc., Time Warner Cable Inc., Sprint Nextel Corporation, Barnes & Noble, Inc. and Live Nation. In addition, the Company has attributed $878 million of cash, including subsidiary cash, and $750 million principal amount (as of September 30, 2011) of its exchangeable senior debentures and other parent debt to the Capital Group. The Capital Group will also include such other businesses, assets and liabilities that the Company's board of directors may in the future determine to attribute to the Capital Group, including such other businesses and assets as the Company may acquire for the Capital Group.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments categorized by tracking stock group. The "corporate and other" category for each tracking stock group consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments of each tracking stock group, see "Results of Operations—Tracking Stock Groups" below. As discussed more fully in Management's Discussion and Analysis for the Starz Group the Starz Media Reattribution impacted the presentation for the Starz Group and Capital Group due to the change in attribution of the legacy Starz Media businesses to the Starz Group as of September 30, 2010. The results for Starz Media remain in the Capital Group for the nine months ended September 30, 2010, during this period those businesses were attributed to that group, and are included in the Starz Group for the nine months ended September 30, 2011 in the results of Starz, LLC (the combined entity).
Consolidated Operating Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz Group
Starz, LLC	$389	316	1,183	929
Corporate and other	—	3	1	8
	389	319	1,184	937
Capital Group
Starz Media	—	89	—	317
ANLBC	104	95	199	186
TruePosition	32	60	619	86
Corporate and other	15	7	49	28
	151	251	867	617
Consolidated Liberty	$540	570	2,051	1,554
Adjusted OIBDA
Starz Group
Starz, LLC	$107	92	356	305
Corporate and other	(3)	(3)	(9)	(10)
	104	89	347	295
Capital Group
Starz Media	—	(6)	—	(67)
ANLBC	19	13	11	8
TruePosition	7	17	380	(11)
Corporate and other	(1)	1	(1)	(7)
	25	25	390	(77)
Consolidated Liberty	$129	114	737	218
Operating Income (Loss)
Starz Group
Starz, LLC	$101	87	337	288
Corporate and other	(4)	(10)	(16)	(23)
	97	77	321	265
Capital Group
Starz Media	—	(7)	—	(71)
ANLBC	12	(1)	(19)	(32)
TruePosition	5	15	380	(18)
Corporate and other	(3)	(10)	(18)	(35)
	14	(3)	343	(156)
Consolidated Liberty	$111	74	664	109

Revenue.    Our consolidated revenue decreased $30 million and increased $497 million for the three and nine month periods ended September 30, 2011, as compared to the corresponding prior year periods. The three month decrease was primarily due to a decrease in the revenue of TruePosition and a decrease in the revenue of Starz, LLC as compared to the combined revenue of the Starz entities in the prior period. The nine month increase is due primarily to a one time recognition of previously deferred revenue at TruePosition. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $15 million and $519 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The three month increase was primarily driven by the improved Adjusted OIBDA for Starz, LLC and ANLBC with a slight offset from TruePosition's three month results. The nine month increase is due to the net impact of a one time recognition of previously deferred revenues and costs at TruePosition and the improved results for Starz, LLC. See Management's Discussion and Analysis for each of our tracking stock groups below for a more complete discussion of the results of operations of certain of our subsidiaries.
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
We recorded $24 million and $36 million of stock compensation expense for the nine months ended September 30, 2011 and 2010, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period offset slightly by additional grants in the current year which increased amortization of stock compensation. As of September 30, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $69 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 3 years.
Operating income.    Our consolidated operating income increased $37 million and $555 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The increases are primarily the result of increases for TruePosition and the improved results for Starz, LLC.

Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Interest expense
Starz Group	$—	—	(3)	(1)
Capital Group	(3)	(12)	(10)	(45)
Consolidated Liberty	$(3)	(12)	(13)	(46)
Share of earnings (losses) of affiliates
Starz Group	$—	—	—	—
Capital Group	53	(59)	3	(70)
Consolidated Liberty	$53	(59)	3	(70)
Realized and unrealized gains (losses) on financial instruments, net
Starz Group	$(5)	—	(4)	(1)
Capital Group	(252)	70	(77)	125
Consolidated Liberty	$(257)	70	(81)	124
Gains (losses) on dispositions, net
Starz Group	$(1)	(2)	(3)	(2)
Capital Group	2	—	2	24
Consolidated Liberty	$1	(2)	(1)	22
Other, net
Starz Group	$(1)	3	1	5
Capital Group	11	27	60	71
Consolidated Liberty	$10	30	61	76
Interest expense.    Consolidated interest expense decreased $9 million and $33 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The overall decreases in interest expense related to a lower average debt balance throughout the periods, as compared to the corresponding prior year periods. The lower average debt balance is primarily due to the change in attribution of certain parent debt to the Interactive group prior to the Split-Off.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Capital Group
SIRIUS XM	$42	(51)	34	(51)
Live Nation	1	—	(44)	—
Other	10	(8)	13	(19)
	$53	(59)	3	(70)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation, which increased Liberty's ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the nine months ended September 30, 2011 relate to the prior year.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Non-strategic Securities(1)	$(337)	392	48	422
Borrowed shares(1)	72	(244)	(46)	(183)
Net change in Non-strategic Securities(1)	(265)	148	2	239
Exchangeable senior debentures	—	(76)	(85)	(82)
Equity collars	—	—	—	(2)
Other derivatives	8	(2)	2	(31)
	$(257)	70	(81)	124
___________________________

(1)
Based on the nature of the borrowed share accounting, as described in the footnotes, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company.

Gains (losses) on dispositions.    Gains on dispositions in 2010 related to gains associated with the repayment of certain SIRIUS XM debt securities.
Income taxes.    Our effective tax rate for the nine months ended September 30, 2011 is 40%, which is greater than the U.S. federal income tax rate of 35% primarily due to the impact of state taxes. Additionally, the net direct tax impacts of $110 million arising from the sale of a 25% noncontrolling interest in a consolidated subsidiary was recorded as a reduction to equity in accordance with relevant accounting guidance for noncontrolling interests. The tax attributes relating to the remaining 75% of equity of this consolidated subsidiary have not been reflected in our deferred taxes.
Net earnings.    We had net earnings of $377 million and $129 million for the nine months ended September 30, 2011 and 2010, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
While the Starz Group and the Capital Group are not separate legal entities and the businesses, assets and liabilities attributed to each group remain the businesses, assets and liabilities of our consolidated company, we manage the liquidity and financial resources of each group separately. Although assets attributed to one group may be used to satisfy liabilities attributed to the other group, the following discussion assumes, consistent with management expectations, that future liquidity needs of each group will be funded by the financial resources attributed to each respective group.
As of September 30, 2011, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
Liberty does not have a debt rating subsequent to the Split-Off because it has no corporate public debt outstanding.

Consolidated Liberty.    As of September 30, 2011 the Company had a cash balance of $1,937 million along with additional sources of liquidity of $275 million in short term marketable securities and $1,080 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, more than $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount in future years.
The Company's primary uses of cash during the nine months ended September 30, 2011 were $297 million of additional investment in cost and equity method investees, the reattribution of $264 million in cash to Liberty Interactive and $213 million for repurchases of Series A Liberty Capital common stock. These uses of cash were funded by cash provided by operating activities, net sales of short term investments and cash on hand.
The projected uses of Liberty cash are the costs to service outstanding debt, continued capital improvement spending and the potential buyback of common stock under the approved share buyback programs. Between the end of the quarter and October 31, 2011 we have acquired approximately 766,000 shares, for $52 million, of Series A Liberty Capital common stock and approximately 807,000 shares, for $51 million, of Series A Liberty Starz common stock. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Additionally, we may make investments in existing or new businesses.
The IRS has proposed adjustments under the Compliance Assurance Program audit program with respect to several of the 2010 tax return positions taken by Liberty Interactive for which the Company is liable under its Tax Sharing Agreement with Liberty Interactive.. Liberty Interactive has notified the IRS that it disagrees with the proposed adjustments and has scheduled a mediation conference with the IRS during the fourth quarter to resolve the disputed items. If resolution cannot be reached in the mediation conference, Liberty Interactive and the Company intend to pursue additional administrative and judicial remedies. If all of the proposed IRS adjustments were ultimately sustained, the maximum impact to the Company's income tax expense would be an increase of $480 million (related to disallowance of capital loss carryforwards) and could require cash tax payments of up to $680 million (related to current taxation of deferred derivative gains) under its Tax Sharing Agreement.
Starz Group.    During the nine months ended September 30, 2011, the Starz Group's primary uses of cash were intergroup loan to the Capital group of $209 million, $167 million related to investments in original programming and other entertainment content and $58 million for payments on outstanding debt. The uses of cash were funded by cash on hand and cash from operations. As of September 30, 2011, the Starz Group had a cash balance of $1,059 million.
The projected uses of Starz Group cash in 2011 include continued investment in original programming and other entertainment content. In addition, we may make additional repurchases of Liberty Starz common stock (subsequent to quarter end we made additional repurchases of approximately 807,000 shares for $51 million through October 31, 2011) and additional investments in existing or new businesses and attribute such investments to the Starz Group. We expect that we will be able to use a combination of cash on hand and cash from operations to fund Starz Group cash needs in 2011.
Capital Group.    During the nine months ended September 30, 2011, the Capital Group's primary uses of cash were $264 million of cash attributed to Liberty Interactive as part of the TWX Reattribution, a $204 million investment in preferred securities of Barnes & Noble and $213 million for repurchases of Liberty Capital common stock. The uses of cash were funded by cash on hand, cash from operations and an intergroup loan of $209 million from the Starz group for the acquisition of Barnes & Noble.
The projected uses of Capital Group cash for the remainder of 2011 are not expected to be significant, with the exception of potential intergroup loan payments to the Starz Group. We note the attributed outstanding debt of $750 million is due in March of 2012. Restricted cash of $638 million (at September 30, 2011) and a basket of AFS debt securities are available to satisfy that obligation at maturity. We also may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. We may make additional repurchases of Liberty Capital common stock (subsequent to quarter end we made additional repurchases of approximately 766,000 shares for $52 million through October 31, 2011) and additional investments in existing or new businesses.
We expect that the Capital Group's investing and financing activities will be funded with a combination of cash on hand, cash from operations and dispositions of non-strategic assets. At September 30, 2011, the Capital Group's sources of liquidity include $878 million in cash, $275 million in short term marketable securities and $1,079 million of unpledged non-strategic AFS securities. To the extent the Capital Group recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur current tax expense and be required to make tax payments, thereby reducing cash proceeds attributable to the Capital Group.

Results of Operations—Tracking Stock Groups
Starz Group
The Starz Group is primarily comprised of our subsidiary Starz and $1,059 million of cash, including subsidiary cash.
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
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz, LLC	$389	316	1,183	929
Corporate and other	—	3	1	8
	$389	319	1,184	937
Adjusted OIBDA
Starz, LLC	$107	92	356	305
Corporate and other	(3)	(3)	(9)	(10)
	$104	89	347	295
Operating Income (Loss)
Starz, LLC	$101	87	337	288
Corporate and other	(4)	(10)	(16)	(23)
	$97	77	321	265
Starz, LLC.     Starz provides premium networks distributed by cable operators, direct-to-home satellite providers, telephone companies and other distributors in the United States and develops, produces and acquires entertainment content and distributes such content to consumers in the United States and throughout the world. Additionally, beginning on September 30, 2010, Starz includes the remaining operations of Starz Media. Starz is managed based on the following lines of business: Starz Channels (legacy Starz Entertainment business, excluding ancillary revenue and expenses related to original programming) and Home Video, Television, Digital Media and Animation (legacy Starz Media businesses).

A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starz's affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last through 2018. During the quarter ended September 30, 2011, approximately 45% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, two of which individually generated 10% or more of the Starz Channels' revenue for such period.

Starz's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue	$389	397	1,183	1,226
Operating expenses	(226)	(234)	(654)	(740)
SG&A expenses	(56)	(79)	(173)	(254)
Adjusted OIBDA	107	84	356	232
Stock-based compensation	(2)	(1)	(5)	(4)
Depreciation and amortization	(4)	(6)	(14)	(17)
Operating income	$101	77	337	211
        As discussed above, the results for Starz for the three and nine months ended September 30, 2011 include the legacy Starz Entertainment business operations and the legacy Starz Media business operations, due to the Starz Media Reattribution (effective as of September 30, 2010). For discussion purposes, the historical results for the Starz Media legacy businesses have been combined with the historical results of the Starz Entertainment legacy businesses, including the impacts of intercompany eliminations, for the three and nine months ended September 30, 2010.
        Starz's revenue decreased $8 million and $43 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding prior year periods. Revenue for the three months decreased primarily as a result of a decrease in the number of theatrical films released on home video, a decrease in revenue from its animation business, and no theatrical films released in 2011 as compared to 2010. The overall decrease was partially offset by revenue growth resulting from a $7 million increase due to higher effective rates for the Starz Channels' services and a $5 million increase due to growth in the average number of subscriptions for the Starz Channels' services. The decrease in revenue for the nine months ended September 30, 2011 as compared to the prior year was primarily attributable to no theatrical films released in 2011 as compared to three in 2010, a decrease in the number of theatrical films released on home video and a decrease in revenue from its animation business. The overall decrease was partially offset by revenue growth resulting from a $16 million increase due to higher effective rates for the Starz Channels' services and a $21 million increase due to growth in the average number of subscriptions.
        The Starz and Encore channels are the primary drivers of Starz's revenue. Starz average subscriptions increased 9.3% and 9.1% for the three and nine months ended September 30, 2011 compared to the corresponding period of 2010 and Encore average subscriptions increased 2.9% and 4.8% for the three and nine months ended September 30, 2011 compared to the corresponding period of 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of September 30, 2011 subscriptions under fixed-rate agreements were 28.4 million while subscriptions under consignment agreements were 23.4 million. As of September 30, 2010, subscriptions under fixed-rate affiliation agreements were 27.7 million while subscriptions under consignment agreements were 21.7 million. Subscriber growth during the three and nine months ended September 30, 2011 has been negatively impacted by the lack of opportunity for us to participate in cooperative marketing campaigns with certain of our distribution partners in 2011.
        Operating expenses decreased by $8 million and $86 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. Approximately $8 million and $93 million of such decrease, respectively, was the result of lower production and acquisition costs, lower home video costs and no theatrical releases in the current period. Programming expenses are Starz's primary operating expense and totaled approximately $169 million and $482 million for the three and nine months ended September 30, 2011 and $171 million and $478 million for the three and nine months ended September 30, 2010. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in original content.
        Starz's SG&A expenses decreased by $23 million and $81 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The primary driver in decreased SG&A expenses as compared to the prior year periods was decreased advertising, marketing and overhead costs due to the decision made to exit the theatrical film business. This decrease was partially offset by increased advertising expenses related to original programming content and increased personnel costs associated with the Starz Channels' business. We expect that advertising expenses related to original programming will continue to increase in future periods as we continue to invest in original content.

        Starz's Adjusted OIBDA increased $23 million and $124 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The increase in Adjusted OIBDA was a combination of improved results by the Starz Channels' business and the decision made to exit the theatrical film business in the prior year. As discussed above, the elimination of theatrical film releases and fewer theatrical home video releases resulted in less revenue which was more than offset by no spending in the current period on advertising and marketing associated with the theatrical exhibition of such productions, lower production and acquisition costs and lower home video costs.

Capital Group
The Capital Group is comprised of our subsidiaries, assets and liabilities not attributed to the Starz Group, including controlling interests in ANLBC and TruePosition as well as minority investments in Sirius XM, Time Warner Inc., Time Warner Cable Inc., Sprint, Live Nation and other public and private companies. In addition, we have attributed $878 million of cash, including subsidiary cash, and $750 million principal amount (as of September 30, 2011) of our parent debt to the Capital Group.
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
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	amounts in millions
Revenue
Starz Media	$—	89	—	317
ANLBC	104	95	199	186
TruePosition	32	60	619	86
Corporate and other	15	7	49	28
	$151	251	867	617
Adjusted OIBDA
Starz Media	$—	(6)	—	(67)
ANLBC	19	13	11	8
TruePosition	7	17	380	(11)
Corporate and other	(1)	1	(1)	(7)
	$25	25	390	(77)
Operating Income (Loss)
Starz Media	$—	(7)	—	(71)
ANLBC	12	(1)	(19)	(32)
TruePosition	5	15	380	(18)
Corporate and other	(3)	(10)	(18)	(35)
	$14	(3)	343	(156)
Revenue.    The Capital Group's consolidated revenue decreased $100 million and increased $250 million for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The three month decrease is due to the reattribution of Starz Media to the Starz Group in the prior year as well as decreased revenue in the quarter at TruePosition. TruePosition is currently out of contract with T-Mobile and has experienced a decline in current activity from its largest carriers. The nine month increase in revenue is due to the impact of a one-time recognition of previously deferred revenue at TruePosition, recorded in the first quarter of 2011, partially offset by the change in attribution of Starz Media to the Starz Group. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which

TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under new revenue recognition guidance, which we adopted prospectively on January 1, 2011, the amendment is a material modification, requiring elements under the agreement that meet the separation criteria and have been delivered to be recognized as of the modification date. TruePosition recognized approximately $538 million of revenue as of the modification date and $167 million of associated deferred costs. The revenue under the previous contract had been deferred as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November 2006) did not exist. As discussed previously, TruePosition is currently out of contract with T-Mobile and a significant portion of the deferred revenue and cost recorded on our balance sheet is associated with this carrier. Negotiations with T-Mobile are on-going but the outcome of the negotiations is uncertain. If there is no new or amended contract by December 31, 2011, it is likely that the contractual maintenance period would expire and TruePosition would release the remaining deferred revenue and costs related to this contract of approximately $490 million and $240 million, respectively, into the statement of operations at the expiration of the remaining contractual maintenace period.
Adjusted OIBDA.    The Capital Group's Adjusted OIBDA remained flat period over period for the three months ended September 30, 2011 and increased $467 million for the nine months ended September 30, 2011, as compared to the corresponding prior period. As discussed above, the increase is primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition, discussed previously, and the Starz Media reattribution.
Operating Income (Loss). Operating Income (Loss) increased $17 million and $499 million, respectively, for the three and nine months ended September 30, 2011 as compared to the corresponding prior year periods. The three month period increase is due to the Starz Media reattribution and offsetting changes in results for ANLBC and TruePosition in the respective periods. As discussed above, the increase for the nine month period is primarily due to the one-time recognition of previously deferred revenue and costs from TruePosition, discussed previously, and the Starz Media reattribution.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2011, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
	dollar amounts in millions
Capital Group	$750	0.3%	$—	N/A
Starz Group	$—	N/A	$41	5.2%
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
At September 30, 2011, the fair value of our non-strategic AFS equity securities was $2,156 million. Had the market price of such securities been 10% lower at September 30, 2011, the aggregate value of such securities would have been $216 million lower. Such decrease would be partially offset by an increase in the value of our derivatives related to such AFS securities. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.
Item 4.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

LIBERTY MEDIA CORPORATION
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

On August 6, 2010, Liberty and its subsidiary Liberty Interactive LLC filed a Verified Complaint for Injunctive Relief and Declaratory Judgment in the Delaware Court of Chancery against The Bank of New York Mellon Trust Company ("BNY"), in BNY's capacity as trustee under the indenture dated July 7, 1999 (as amended and supplemented, the "Indenture") governing Liberty Interactive LLC's public indebtedness. Liberty filed a verified amended complaint on September 3, 2010 and a verified second amended complaint on October 1, 2010. The second amended complaint requested a declaratory judgment by the court that the previously announced plan to split-off the businesses, assets and liabilities currently attributed to the Liberty Capital and Liberty Starz tracking stock groups would not constitute a disposition of all or substantially all of the assets of Liberty Interactive LLC under the Indenture and that, therefore, no "Event of Default" would arise as a result of Liberty Interactive LLC remaining the obligor under the Indenture following the proposed Split-Off. The second amended complaint further requested that the court enjoin BNY, those acting in concert with it, and each holder of securities whose interests are represented by BNY under the Indenture from declaring an "Event of Default" in connection with the split-off or taking action to accelerate the repayment of indebtedness under the securities. BNY filed a motion to dismiss the complaint, contending that the Delaware Court of Chancery did not have subject matter jurisdiction over the dispute and that it should have been litigated in a different court in Delaware. BNY also sought to dismiss based on the theory that there is not a case or controversy for a court to resolve. The motion to dismiss was denied. On April 29, 2011 the Delaware Court of Chancery ruled in Liberty's favor in its case against BNY. The judgment was subsequently appealed by BNY and on September 21, 2011, the Delaware Supreme Court ruled in Liberty's favor, thus making the Court of Chancery's decision to be a final, non-appealable judgment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On several occasions we have been authorized to repurchase shares of our Series A and Series B Liberty Capital and Starz common stock. On October 28, 2009 we were authorized to repurchase $500 million of Liberty Starz Series A and Series B common stock of which $447 million is available for future repurchases, as of September 30, 2011. On each of March 10, 2008 and August 12, 2009, $300 million of Series A and Series B Liberty Capital common stock share repurchases were authorized, and, on each of May 6, 2010 and September 16, 2010, $500 million of share repurchases were authorized, for a total of $1.6 billion.
A summary of the repurchase activity for the three months ended September 30, 2011 is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
August 1 - 31, 2011	1,054,241	$68.16	1,054,241	$235 million
September 1 - 30, 2011	652,199	$68.30	652,199	$190 million
Total	1,706,440		1,706,440
In addition to the shares listed in the table above 6,337 shares of Series A Liberty Capital common stock and 2,412 shares of Series A Liberty Starz common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

QuickLinks -- Click here to rapidly navigate through this document

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-4).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the S-4).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S-4).
4.1	Specimen certificate for shares of the Company's Series A Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.2	Specimen certificate for shares of the Company's Series B Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.3	Specimen certificate for shares of the Company's Series A Starz common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.4	Specimen certificate for shares of the Company's Series B Starz common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
10.1	Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).
10.2	Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).
10.3	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).
10.4
Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	November 8, 2011	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 8, 2011	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Reorganization Agreement, dated as of August 30, 2011, between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to Liberty Media Corporation's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-4).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.*
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S-4).
4.1	Specimen certificate for shares of the Company's Series A Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.2	Specimen certificate for shares of the Company's Series B Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.3	Specimen certificate for shares of the Company's Series A Starz common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
4.4	Specimen certificate for shares of the Company's Series B Starz common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).
10.1	Tax Sharing Agreement, dated September 23, 2011, between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).
10.2	Services Agreement, dated as of September 23, 2011, by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).
10.3	Facilities Sharing Agreement, dated September 23, 2011, by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).
10.4
Aircraft Time Sharing Agreements, each effective as of September, 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
99.1	Reconciliation of Liberty Interactive Corporation Net Assets and Net Earnings to Liberty Interactive LLC Net Assets and Net Earnings**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith

QuickLinks

LIBERTY MEDIA CORPORATION Condensed Consolidated Balance Sheets (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Balance Sheets (Continued) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Operations (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Operations (Continued) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Comprehensive Earnings (Loss) (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statements Of Cash Flows (unaudited)
LIBERTY MEDIA CORPORATION Condensed Consolidated Statement of Equity (unaudited)
LIBERTY MEDIA CORPORATION Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures.

LIBERTY MEDIA CORPORATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX