Form 10-K
period 2011-12-31
Liberty Media Corp
filed 2012-02-23
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 001-35294
LIBERTY MEDIA CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-8988475 (I.R.S. Employer Identification No.)
12300 Liberty Boulevard
Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant's telephone number, including area code: (720) 875-5400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Liberty Capital Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Capital Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant has required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non affiliates of Liberty Media Corporation computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2011, was zero. As of June 30, 2011 Liberty Media Corporation was a wholly-owned subsidiary of Liberty Interactive Corporation.
The number of outstanding shares of Liberty Media Corporation's common stock as of January 31, 2012 was:

	Series A	Series B
Liberty Capital common stock	112,132,511	9,916,954
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2012 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION
2011 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-11
Item 1B.	Unresolved Staff Comments	I-15
Item 2.	Properties	I-15
Item 3.	Legal Proceedings	I-15
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑4
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑16
Item 8.	Financial Statements and Supplementary Data	II‑16
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II‑17
Item 9A.	Controls and Procedures	II‑17
Item 9B.	Other Information	II-17
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	III‑1
Item 11.	Executive Compensation	III‑1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III‑1
Item 13.	Certain Relationships and Related Transactions, and Director Independence	III‑1
Item 14.	Principal Accountant Fees and Services	III‑1
Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

QuickLinks -- Click here to rapidly navigate through this document

PART I.

Item 1. Business.

(a)    General Development of Business

Liberty Media Corporation ("Liberty", formerly named Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.) owns interests in subsidiaries and other companies which are engaged in the media, communications and entertainment industries. Through our subsidiaries and affiliates, we principally operate in North America. Our principal businesses and assets include our consolidated subsidiaries Starz, LLC, Atlanta National League Baseball Club, Inc. and TruePosition, Inc. and our equity affiliates Sirius XM Radio Inc. and Live Nation Entertainment, Inc.

During the second quarter of 2010, Liberty Interactive Corporation ("Liberty Interactive" formerly named Liberty Media Corporation) announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 following the satisfaction of all conditions to the Split-Off. The Split-Off was effected by the redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities previously attributed to the Liberty Capital and Liberty Starz tracking stock groups of Liberty Interactive in accordance with the terms of a Reorganization Agreement. At the time of and following the Split-Off, Liberty had two tracking stock groups: its Liberty Starz common stock tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Liberty Starz group (the "Starz Group") and its Liberty Capital common stock tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Liberty Capital group (the "Capital Group").

A tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, Liberty's tracking stock structure was eliminated through the redemption of each share of Liberty Starz common stock for .88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares (the "Conversion"). While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, neither group was a separate legal entity that was able to own assets, issue securities or enter into legally binding agreements. Holders of Liberty's tracking stock had no direct claim to the group's assets and were not represented by separate boards of directors. Instead, holders of Liberty's tracking stocks were stockholders of Liberty, with a single board of directors and subject to all of the risks and liabilities of Liberty.

Recent Developments

As discussed above, in the third quarter of 2011 we completed the Split-Off of Liberty from Liberty Interactive.

Prior to the Split-Off, on February 9, 2011, Liberty Interactive's board approved a change in attribution from its Capital Group to its Interactive Group of $1,138 million of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable and cash of approximately $264 million (the "TWX Reattribution").

During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation Entertainment, Inc. which increased our ownership percentage above 20% of the outstanding voting shares. Due to our increase in ownership we are accounting for the investment in Live Nation as an equity method affiliate.

In August 2011, we acquired 204,000 shares of preferred stock of Barnes & Noble, Inc., which is convertible into an approximate 17% common equity interest, for $204 million. The preferred stock pays dividends at a rate of 7.75% per annum.

In November 2011, Starz, LLC, a wholly owned subsidiary of Liberty, entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500 million of term loans. Starz may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% to 1.75% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, depending on Starz's Consolidated Leverage Ratio, as defined in the Credit Agreement. Each loan may be prepaid at any time and from time

QuickLinks -- Click here to rapidly navigate through this document to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than prepayment of the term loans with the net cash proceeds from any issuance or incurrence of notes or term loans intended primarily for issuance to institutional investors, other than incremental term loans. Any amounts prepaid on the revolving facility may be reborrowed. The loans are scheduled to mature $25 million in 2013, $25 million in 2014, $50 million in 2015 and the remainder on November 16, 2016. Payment of the loans may be accelerated following certain customary events of default.

As discussed above, in November 2011, we eliminated the tracking stock structure and now have only one class of common stock outstanding. Series A and B Liberty Capital common stock previously traded under the ticker symbols LCAPA and LCAPB, respectively, and after the Conversion these shares now trade under the ticker symbols LMCA and LMCB, respectively.

In December 2011, we reached agreement with the IRS on several tax positions previously taken by Liberty Interactive on its tax returns, and for which we were liable under our Tax Sharing Agreement with Liberty Interactive, with respect to certain capital loss carryforwards and deferred derivative gains. Under that agreement, we settled net tax liabilities previously recorded for cash consideration of $136 million. In light of that agreement, we recorded an additional tax benefit of $104 million through the statement of operations due to the reversal of certain tax reserves.

Additionally, in December 2011, we settled certain outstanding share borrowing arrangements through the release of certain AFS securities held as collateral by the counterparty, thereby reducing the balance of AFS securities and the financial instrument liabilities associated with the share borrowing arrangements.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; anticipated programming and marketing costs at Starz, LLC; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the cost of and our ability to acquire or produce desirable original programming and to acquire theatrical movie content for our networks and film distribution business;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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

QuickLinks -- Click here to rapidly navigate through this document

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on media content consumption;

•	increased digital TV penetration and the impact on channel positioning of our networks;

•	rapid technological changes;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate; and

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world and political unrest in international markets.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning public companies in which we have non-controlling interests that file reports and other information with the SEC in accordance with the Securities Exchange Act of 1934. Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC. If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Those reports and other information are not incorporated by reference in this Annual Report.

(b)    Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the media, communications and entertainment industries. Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, pre-tax earnings or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings. Financial information related to our operating segments can be found in note 20 to our consolidated financial statements found in Part II of this report.

(c)    Narrative Description of Business

The following table identifies our more significant subsidiaries and minority investments.

Consolidated Subsidiaries
Starz, LLC
Atlanta National League Baseball Club, Inc.
TruePosition, Inc.

Equity and Cost Method Investments
Sirius XM Radio Inc. (Nasdaq:SIRI)
Live Nation Entertainment, Inc. (NYSE:LYV)
Barnes & Noble, Inc. (NYSE:BKS) (1)

(1)	Represents an available-for-sale security in the form of a preferred share ownership interest that is convertible into an approximate 17% ownership interest.

QuickLinks -- Click here to rapidly navigate through this document

Starz, LLC

Starz, LLC ("Starz"), a wholly-owned subsidiary, provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. Starz is managed by and organized around the following business units: Starz Channels, Home Video, Digital Media, Television, Animation and Theatrical.

Starz Channels' flagship premium networks are Starz and Encore. As of December 31, 2011, these networks were available for subscription in approximately 100 million U.S. multichannel households, defined as households subscribing to services offered by multichannel video distributors, as well as over the Internet. As of December 31, 2011, Starz Channels had 19.6 million Starz subscribers and 33.2 million Encore subscribers. The Starz and Encore subscriber numbers do not include subcribers who receive Starz programming over the Internet. Starz's third network, MoviePlex, offers a variety of library content, art house, independent films and classic movies. Starz and Encore, along with MoviePlex, air over 1,000 movies monthly across 17 linear channels complemented by On Demand and Internet services.

Starz and Encore air recently released and library film content, along with original series and specials, commercial free. Starz and Encore are offered by multichannel video distributors to their subscribers either for a fixed monthly price as part of a programming tier or package or on an à-la-carte basis. Subscribers to premium networks have the exclusive opportunity to watch “first run” or new movies when they are first aired on linear television after their initial theatrical release.

Starz Channels has exclusive long-term output agreements with major Hollywood film studios owned by Disney and Sony. Pursuant to these output agreements, Starz's networks have exclusive rights to air new movies on its linear television channels, On Demand or over the Internet for 16-18 months beginning 8-12 months after their initial theatrical release. Starz also receives a second exhibition period of 12-13 months which generally begins approximately five years following the end of the initial exhibition period. No other network, Internet streaming or other video service may air or stream these recent releases during Starz's two windows and no other subscription service may air or stream these releases between Starz's exclusive windows. Examples of recent Hollywood blockbusters exclusively aired by Starz's networks in 2011 include Toy Story 3, Alice in Wonderland, and The Green Hornet. Additionally, Starz's networks air older library films, as well as a growing line-up of original programming, including Spartacus, its highly successful original series entering its third season in January 2012, and its critically-acclaimed series Boss which premiered in October 2011.

The majority of Starz Channels' revenue is derived from the delivery of premium subscription video programming services comprised of movies and original programming to subscribers under affiliation agreements with cable providers (such as Comcast and Time Warner), satellite television operators (such as DIRECTV and Dish Network) and telecommunications companies (such as AT&T and Verizon). Certain of Starz Channels' affiliation agreements provide for payments based on the number of subscribers that receive Starz Channels' services. Starz Channels also has affiliation agreements with certain of its customers pursuant to which those customers pay an agreed-upon rate regardless of the number of subscribers. These affiliation agreements generally provide for specified rate increases or rate increases tied to the annual increase in the Consumer Price Index. Starz Channels' affiliation agreements expire between 2012 and 2018. For the year ended December 31, 2011, 56% of Starz Channels' total revenue was generated by its three largest customers, Comcast, DIRECTV, and DISH Network, each of which individually generated at least 10% of Starz Channels' revenue for such period.

The cost of acquiring rights to programming, including Internet rights, represents Starz Channels' single largest expense. As mentioned above, Starz Channels has exclusive long-term output licensing agreements with Disney and Sony to air first-run theatrical movies released by their studios through 2015 and 2016, respectively. Starz Channels also source, on a long-term basis, library content from many of Hollywood's major studios, including Sony, Fox, Warner Brothers, MGM and Universal. These library agreements expire between 2012 and 2025.

Starz Channels uplinks its programming to five non-preemptible, protected transponders on three domestic satellites. Starz Channels leases these transponders under long-term lease agreements. At December 31, 2011, these transponder leases had termination dates ranging from 2018 to 2021. Starz Channels transmits to these transponders from its uplink center in Englewood, Colorado.

QuickLinks -- Click here to rapidly navigate through this document

Starz's Home Video business unit, through its majority owned (75% ownership interest) subsidiary Anchor Bay Entertainment, sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the United States, Canada, United Kingdom and Australia. Anchor Bay develops and produces certain of its content and also acquires and licenses various titles from third parties. Anchor Bay also distributes Overture Film's titles (as further discussed below) and other titles acquired or produced by Starz, including the Starz Channels' original programming content. These titles are distributed through regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon and Netflix. Generally, these retailers have the right to return unsold products.

Anchor Bay records its revenue net of an allowance for estimated future returns. Anchor Bay pays its licensors, generally on a quarterly basis, (i) a royalty based on a percentage of net sales of the licensed title, (ii) a profit participation based on the net profits (if any) of the licensed title or (iii) retains a distribution fee and remits the net sales less contractually agreed to costs (e.g. manufacturing costs, pick, pack and ship costs, etc.) of the licensed title to the licensor. Anchor Bay markets and advertises each title prior to and during release generally through the use of a combination of television and other media related advertising and discounts, rebates and cooperative advertising with retailers depending on the specific genre or demographic appeal of the title.

Starz's Digital Media business unit performs digital distribution, licensing, syndication, content and vendor partnerships for its owned content and content for which it has licensed the non-pay television ancillary rights and receives fees for such services from a wide array of partners and distributors. Production and acquisition costs represent the single largest operating expense for the Starz Digital Media business unit.

Starz's Television business unit receives license fees from networks and basic/pay cable television channels, in the United States and throughout the world, related to exploitation of its titles (including the Starz Channels' original programming content) on free or pay television. The productions are also exploited via the Internet. Amortization of production costs represents the single largest operating expense related to the exploitation of its titles.

The Starz's Animation business unit, through its subsidiary Film Roman, develops and produces 2D animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies. For-hire revenue is recognized for each project based on the percentage of costs incurred-to-date relative to the estimated total costs of the project. Revenue recognized is proportional to the work performed-to-date under the contracts.

In July 2010, Starz elected to shut down its theatrical production and distribution operations conducted by its subsidiary Overture Films. Overture Films produced and acquired live action theatrical motion pictures for release domestically and throughout the world. Overture Films distributed its movies theatrically in the United States. Overture Films' final three films were released theatrically during the fourth quarter of 2010. The Overture Films' film library was retained and will continue to be exploited by Starz's Home Video, Digital Media and Television businesses.

Atlanta National League Baseball Club, Inc.

Atlanta National League Baseball Club, Inc., or ANLBC, is a wholly-owned subsidiary that we acquired in May 2007. It owns and operates the Atlanta Braves Major League Baseball franchise. Turner Field, which is leased from the City of Atlanta and Fulton County Recreation Authority, is the home stadium of the Atlanta Braves. Turner Field is located just outside the downtown area of Atlanta and offers a range of activities and eateries for fans, from interactive gaming and cartoon characters to social gathering places such as the Braves Chop House.

ANLBC derives revenue from the sale of tickets for games played at Turner Field, as well as from game-day sales of concessions and other goods and services in and around Turner Field. ANLBC also derives substantial revenue from the sale of broadcasting rights to the Atlanta Braves baseball games. ANLBC has long-term local broadcasting agreements with Turner Broadcasting, Inc., Turner Regional Entertainment Network, Inc. and Sportsouth Network, Ltd., and through Major League Baseball ("MLB"), has entered into national broadcasting agreements with ESPN, Turner Broadcasting, Inc. and Fox Sports.

As the owner of a MLB franchise, ANLBC must comply with rules promulgated by the MLB Commissioner and MLB's constitution and bylaws. Under the MLB rules, each MLB franchise participates in the MLB Central Fund, which acts as a conduit of centrally derived revenue (primarily from national broadcast agreements) to the clubs. In addition, each franchise is required to share locally derived revenue with the other MLB franchises and their owners through MLB's revenue sharing plan. Also under

QuickLinks -- Click here to rapidly navigate through this document the MLB rules, each MLB franchise is required to participate in and contribute to certain profit sharing initiatives, such as MLB Advanced Media L.P., MLB's interactive media and internet company which runs MLB's official website and all of the MLB teams' websites.

In addition to the Atlanta Braves, ANLBC owns and operates a baseball academy in the Dominican Republic and certain minor league baseball clubs.

TruePosition, Inc.

TruePosition, Inc. is a wholly-owned subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide. "E-911" or "Enhanced 911" refers to a Federal Communications Commission mandate requiring wireless carriers to implement wireless location capability. AT&T began deploying TruePosition's technology in late 2002, and T-Mobile USA began deploying such technology in 2003. Both wireless carriers are deploying TruePosition's technology and using the technology for E-911 and selected other services. In addition, as of December 31, 2011, nine smaller wireless carriers and government agencies had deployed or are deploying TruePosition's technology.

TruePosition earns revenue from the sale of hardware and licensing of software required to generate location records for wireless phones and other wireless devices on a cellular network and from the design, installation, testing and commissioning of such hardware and software. In addition, TruePosition earns software maintenance revenue through the provision of ongoing technical and software support. TruePosition has contractual rights to earn additional revenue from its deployed product base if its customers use such deployed equipment to provide commercial services. However, to date, TruePosition has not earned any significant revenue from other location-based services.

Substantially all of TruePosition's reported revenue through November 2006 was derived from AT&T. At that time, TruePosition amended its contract with AT&T to include, among other things, delivery of specified elements in the future for which TruePosition did not have Vendor Specific Objective Evidence, which changed the timing of revenue recognition. In accordance with the software revenue recognition rules under generally accepted accounting principles, TruePosition ceased recognition of certain revenue from AT&T pending delivery of the specified elements. Recognition of revenue earned from T-Mobile is similarly deferred pending delivery of specified elements, which to date have not been delivered. In June of 2010, TruePosition delivered the final undelivered specified element under the contract with AT&T and recommenced recognition of previously deferred revenue and costs. In the first quarter of 2011, TruePosition entered into an amended contract with AT&T that materially changed the terms of the existing contract. Due to the transition provisions of the new revenue recognition guidance a contract that is materially modified is subject to the new accounting standard. This resulted in TruePosition recognizing revenue for all the delivered elements meeting the separation criteria, previously deferred under the former accounting guidance. TruePosition recognized approximately $538 million of revenue and $167 million of deferred cost associated with the delivered elements as of the modification date. Under the new guidance TruePosition utilized the estimated selling price to determine what portion of the overall consideration to allocate to the delivered and undelivered elements. Additionally, TruePosition's contract with T-Mobile expired in mid-2011, however software maintenance services ordered prior to the that date continued to be provided through the end of the year. TruePosition had deferred substantially all of the revenue earned from T-Mobile since the inception of the contract due to an obligation to provide specified upgrades which were never delivered and for which no Vendor Specific Objective Evidence existed. Upon expiration of the software maintenance period, this obligation ceased to exist and, accordingly, TruePosition recognized approximately $491 million and $242 million of previously deferred revenue and costs, respectively.

TruePosition's location system is a passive network overlay system designed to enable mobile wireless service providers to determine the location of all network wireless devices, including cellular and PCS telephones. Using its patented uplink time difference of arrival (U-TDOA) and angle of arrival (AOA) technology, TruePosition's location system calculates the latitude and longitude of a designated wireless telephone or transmitter and forwards the information in real time to application software. TruePosition's offerings cover major wireless air interfaces including Time Division Multiple Access (TDMA), Advanced Mobile Phone System (AMPS), Code Division Multiple Access (CDMA), Global System Mobile (GSM) and Universal Mobile Telecommunications System (UMTS).

QuickLinks -- Click here to rapidly navigate through this document

Sirius XM Radio Inc.

SIRIUS XM Radio Inc. ("SIRIUS XM") is a domestic satellite radio company. SIRIUS XM broadcasts to subscribers over approximately 130 digital-quality channels, including more than 60 channels of 100% commercial-free music, plus exclusive channels of sports, news, talk, entertainment, traffic, weather and data through its two proprietary satellite radio systems -- the Sirius system and the XM system. This unique listening experience is available to subscribers from coast-to-coast in the United States. The services can be used in cars, trucks, RVs, homes, offices, stores, and even outdoors. Boaters around the country, and up to 200 miles offshore, can also hear SIRIUS XM programming. SIRIUS XM provides premium quality programming delivered by seven satellites orbiting directly over the United States (3 satellites provide service to the Sirius system and 4 satellites provide service to the XM system). In addition to the commercial-free music channels, SIRIUS XM's programming lineups also include 65 channels of sports, news, talk, entertainment, traffic, weather and data from such top names as Howard Stern, CNBC, CNN, Martha Stewart, Barbara Walters, Oprah Winfrey, BBC World Service, NPR and Radio Disney. Around-the-clock traffic and weather reports are provided for the top 20 US traffic markets.

Receivers are manufactured to meet the needs of all subscribers, and come in versions for cars, trucks, recreational vehicles, boats, aircraft, the home, offices, retail stores and for portable use. The receiver product line starts with portable and transportable Plug & Play radios and continues to high-end receivers complete with motorized touch-control display screens, as well as radios that are found in new cars and trucks.

Available in more than 20,000 retail locations, SIRIUS XM radios can be purchased at major national and regional retailers including Best Buy, Crutchfield, Costco, Target, Wal-Mart, Sam's Club and RadioShack. SIRIUS XM service is also available at heavy truck dealers and truck stops nationwide and SIRIUS XM has agreements with every major automaker.

As of December 31, 2011, we owned $337 million principal amount of SIRIUS XM's public debt, as well as preferred stock of SIRIUS XM which is convertible into common stock representing approximately 41% of SIRIUS XM's fully diluted equity.

Live Nation Entertainment, Inc.

We owned approximately 21% of Live Nation Entertainment, Inc. ("Live Nation") outstanding common stock as of December 31, 2011. Live Nation is considered the largest live entertainment company in the world and seeks to innovate and enhance the live entertainment experience for artists and fans: before, during and after the show. In 2009, Live Nation sold 140 million tickets, promoted 21,000 concerts, partnered with 850 sponsors and averaged 25 million unique monthly visitors to its e-commerce sites.

Live Nation is organized into five business segments: Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce. The Concerts segment involves the promotion of live music events globally in the Company's owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company's ticketing operations. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The E-Commerce segment provides online access for customers relating to ticket sales and event information and is responsible for the Company's primary websites, www.livenation.com and www.ticketmaster.com.

Regulatory Matters

Programming Television Services

In the United States, the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Cable television systems are currently subject to federal rate regulation on the provision of basic service, except where subject to effective competition under FCC rules, which has become increasingly widespread. Continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or

QuickLinks -- Click here to rapidly navigate through this document able to pay for programming services in which we have interests. Regulatory carriage requirements also could adversely affect the number of channels available to carry the programming services in which we have an interest.

Regulation of Program Licensing. The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between MVPDs (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator (unless the FCC first determines that the contract serves the public interest) and generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs such as multi-channel multi-point distribution systems, which we refer to as MMDS, and direct broadcast satellite ("DBS") distributors on terms and conditions that do not unfairly discriminate among distributors. The Telecommunications Act of 1996 extended these rules to programming services in which telephone companies and other common carriers have attributable ownership interests. The FCC revised its program licensing rules by implementing a damages remedy in situations where the defendant knowingly violates the regulations and by establishing a timeline for the resolution of complaints, among other things. In 2007, the FCC extended the prohibition on exclusive programming contracts until 2012 and amended the program access complaint rules. The FCC likely will initiate a rulemaking proceeding in 2012 regarding the extension of the exclusive contracts prohibition. In 2010, the FCC revised the program access rules to permit complainants to pursue program access claims involving terrestrially-delivered, cable-affiliated programming similar to the claims that they may pursue regarding satellite-delivered, cable-affiliated programming, where the purpose or the effect of a challenged act is to hinder significantly or prevent a complainant from providing satellite cable programming or satellite broadcast programming. Although Liberty Interactive no longer owned Liberty Cablevision of Puerto Rico, LLC ("LCPR") at the time of the Split-Off, FCC rules continue to attribute an ownership interest in LCPR to us and Liberty Interactive thereby subjecting us and satellite-delivered programming services in which we have an interest to the program access rules. As explained below in "Other Regulation," we are also subject to the program access rules as a condition of FCC approval of Liberty Interactive's transaction with News Corporation in 2008.

Regulation of Carriage of Programming. Under the 1992 Cable Act, the FCC has adopted regulations prohibiting cable operators from requiring a financial interest in a programming service as a condition to carriage of such service, coercing exclusive rights in a programming service or favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. In 2011, the FCC revised its program carriage complaint rules by, among other things, specifying what a program carriage complainant must demonstrate to establish a prima facie case of a program carriage violation. The FCC also has issued a notice of proposed rulemaking seeking comment regarding additional revisions to its program carriage complaint procedures.

Regulation of Ownership. The 1992 Cable Act required the FCC, among other things, (1) to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest and (2) to consider the necessity and appropriateness of imposing limitations on the degree to which MVPDs (including cable operators) may engage in the creation or production of video programming. In 1993, the FCC adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit ("District of Columbia Circuit") found that the FCC had failed to justify adequately the channel occupancy limit, vacated the FCC's decision and remanded the rule to the FCC for further consideration. In response to the Court's decision, the FCC issued further notices of proposed rulemaking in 2001 and in 2005 to consider channel occupancy limitations. Even if these rules were readopted by the FCC, they would have little impact on programming companies in which we have interests based upon our current attributable ownership interests in cable systems. In its 2001 decision, the Court of Appeals also vacated the FCC's rule imposing a thirty percent limit on the number of subscribers served by systems nationwide in which a multiple system operator can have an attributable ownership interest. After conducting a further rulemaking regarding this ownership limitation, in 2007, the FCC again adopted a thirty percent limit on the number of subscribers served by a cable operator nationwide. However, in 2009, the Court of Appeals again vacated the thirty percent limit.

Regulation of Carriage of Broadcast Stations. The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel

QuickLinks -- Click here to rapidly navigate through this document capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect some or substantially all of the programming services in which we have interests by limiting the carriage of such services in cable systems with limited channel capacity. In 2007, the FCC adopted an order addressing cable operators' obligations to ensure that local broadcasters' primary video and program-related material are viewable by all subscribers following completion of the digital transition. The FCC's order allows cable operators to comply with the viewability requirements by carrying a broadcaster's digital signal in either analog format or digital format, provided that all subscribers have the necessary equipment to view the broadcast content. The viewability requirements expire in June 2012, unless the FCC conducts a rulemaking proceeding to extend them prior to such time.

Closed Captioning and Video Description Regulation. The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. On January 12, 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that require, among other things, video programming owners to send caption files for Internet protocol ("IP") delivered video programming to video programming distributors and providers along with program files. The IP delivered programming captioning requirements will be implemented over a four year period following Federal Register publication of the new rules. As a result, the programming companies in which we have interests may incur additional costs for closed captioning.

The CVAA also required the FCC to reinstate the video description rules adopted by the FCC in 2000 but subsequently vacated by the District of Columbia Circuit. On August 24, 2011, the FCC adopted a report and order reinstating the requirements as to certain broadcast affiliates and cable programming services. The programming companies in which we have attributable interests are unaffected by these rules.

A-La-Carte Proceeding. In 2004, the FCC's Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services "à-la-carte," i.e. on an individual or small tier basis. The Media Bureau released a report in 2004, which concluded that à-la-carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. In 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that à-la-carte sales could be in the best interests of consumers. Although the FCC's authority to mandate à-la-carte sales has been questioned, its endorsement of the concept could encourage Congress to consider proposals to mandate à-la-carte sales or otherwise seek to impose greater regulatory controls on how programming is sold by MVPDs. The programming companies whose services are distributed in tiers or packages of programming services would experience decreased distribution if à-la-carte carriage were mandated.

Copyright Regulation. The programming companies in which we have interests must obtain any necessary music performance rights from the rights holders. These rights generally are controlled by the music performance rights organizations of the American Society of Composers, Authors and Publishers (ASCAP), Broadcast Music, Inc. (BMI) and the Society of European Stage Authors and Composers (SESAC), each with rights to the music of various artists.

Satellites and Uplink. In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. The FCC authorizes utilization of satellite orbital slots assigned to the United States by the World Administrative Radio Conference. Such slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to MVPDs. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.

Internet Services

The Internet businesses in which we have interests are subject, both directly and indirectly, to various laws and governmental regulations. Certain of our subsidiaries engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children's Online Privacy

QuickLinks -- Click here to rapidly navigate through this document

Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. Various states also have adopted laws regulating certain aspects of Internet communications. In 2007, Congress enacted legislation extending the moratorium on state and local taxes on Internet access and commerce until 2014.

Congress and individual states may consider additional online privacy legislation. Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of the Internet companies in which we have interests and increase such companies' costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

Other Regulation

In June 2010, John C. Malone and DIRECTV completed a transaction that eliminated his and Liberty Interactive's attributable interests in DIRECTV under FCC rules. However, Liberty Interactive remains subject to various conditions adopted by the FCC in approving its 2008 transaction with News Corporation, including program access, non-discrimination and program carriage. We are also subject to such conditions. We do not believe that compliance with those conditions has any material adverse effect on any of our businesses.

SIRIUS XM operates satellite systems and must comply with the FCC's regulations regarding satellite licensing, the prevention of interference and other matters. For example, SIRIUS XM must apply for renewal of its satellite licenses prior to the expiration of the current license terms. SIRIUS XM also must obtain FCC equipment certifications for certain satellite radios. As a result of the 2008 merger transaction between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings, Inc., SIRIUS XM must implement voluntary commitments regarding matters such as a la carte programming and channel set asides for independently-owned entities. Other aspects of SIRIUS XM's operations, such as the export of satellite radio system components and technical data, are subject to U.S. export licensing requirements.

We also have ownership interests in other entities, such as Sprint Nextel Corporation, which are extensively regulated. For example, Sprint Nextel is subject not only to federal regulation but also to regulation in varying degrees, depending on the jurisdiction, by state and local regulatory authorities.

Proposed Changes in Regulation

The regulation of programming services, cable television systems, DBS providers and Internet services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

Starz competes with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect Starz by reducing the number of distributors to whom it sells its programming, subjecting more of its programming sales to volume discounts and increasing the distributors' bargaining power in negotiating new affiliation agreements. Once distribution is obtained, Starz competes for viewers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Starz also competes for creative talent and programming content. We believe that the principal competitive factors for Starz are prices charged for programming, the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

QuickLinks -- Click here to rapidly navigate through this document

Starz also faces competition from companies within the entertainment business and from alternative forms of leisure entertainment. Anchor Bay competes with the home video/DVD distribution divisions of major theatrical production studios, as well as with several other independent home video/DVD distribution companies.

ANLBC faces competition from many alternative forms of leisure entertainment. During the baseball season, ANLBC competes with other sporting and live events for game day attendance, which is integral to ANLBC's ticket, concession and souvenir sales revenue. The broadcasting of ANLBC's games, which is another significant source of revenue for ANLBC, competes against a multitude of other media options for viewers, including premium programming, home video, pay-per-view services, online activities, movies and other forms of news and information. In addition, ANLBC competes with the other Major League Baseball teams for a limited pool of player talent. Player talent contributes to ANLBC's winning record and league standings, which are critical components of ANLBC's competitiveness.

TruePosition faces competition from Commscope, which provides a similar location-based product and service to TrueProsition. More cell phones are being equipped with GPS chips which eventually could make the TruePosition product and service less relevant, although TruePosition's products work in areas where GPS is not available due to lack of connection to sattelites.

SIRIUS XM faces significant competition for both listeners and advertisers from traditional AM/FM radio, HD radio, internet radio and mobile media devices. Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations have begun broadcasting digital signals, which have sound quality similar to SIRIUS XM signals. Major media companies make near CD-quality digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. We believe that the principal competitive factors for SIRIUS XM are the quantity, quality, exclusivity and variety of the programming offered and the effectiveness of marketing efforts.

Employees

As of December 31, 2011, we had 77 corporate employees, and our consolidated subsidiaries had an aggregate of approximately 2,100 full and part-time employees. We believe that our employee relations are good.

(d)    Financial Information About Geographic Areas

We do principally all our business domestically, so a discussion regarding financial information about geographic areas is not considered necessary.

(e)    Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Registration Statement on Form S-4, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertymedia.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Media Corporation, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

The information contained on our website is not incorporated by reference herein.

QuickLinks -- Click here to rapidly navigate through this document

Item 1A. Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Our historical financial information may not necessarily reflect our results had we existed as a separate, independent company prior to the Split-Off. Prior to our Split-Off from Liberty Interactive in the third quarter of 2011, the assets, liabilities and businesses of our company were part of the larger Liberty Interactive organization, and our historical financial information has been extracted from Liberty Interactive's consolidated financial statements for the relevant periods prior to the Split-Off. Accordingly, our historical financial information may not necessarily reflect what our company's results of operations, financial condition and cash flows would have been had we existed as a separate, stand-alone entity pursuing independent strategies during the periods presented.
Certain of our subsidiaries and business affiliates depend on their relationships with third party distribution channels, suppliers and advertisers and any adverse changes in these relationships could adversely affect our results of operations .  An important component of the success of our subsidiaries and business affiliates, including Starz, TruePosition and Sirius XM Radio, is their ability to maintain their existing, as well as build new, relationships with third party distribution channels, including local and national cable and satellite providers, suppliers and advertisers, among other parties. Adverse changes in existing relationships or the inability to enter into new arrangements with these parties on favorable terms, if at all, could have a significant adverse effect on our results of operations.

The loss of Starz's affiliation agreements, or renewals on less advantageous terms, could have an adverse impact on our revenue.     One of the primary sources of revenue for Starz is its affiliation agreements. Under these agreements, Starz licenses its programming to distributors such as cable and satellite operators, which in turn distribute the programming to their subscribers. These affiliation agreements generally provide for the level of carriage Starz programming will receive, such as channel placement and programming package inclusion, for payment of a license fee to Starz. These payments represent a significant portion of our revenue. Affiliation agreements generally have a limited term which varies from distributor to distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are as favorable to Starz as those in effect today.
There has been significant consolidation among cable and satellite operators, giving the largest operators considerable leverage in their relationships with programmers, including Starz. Continued consolidation within the industry could further reduce the number of distributors available to carry our programming and increase the negotiating leverage of Starz's distributors which could adversely affect our revenue. The affiliation agreements between Starz and its two largest distributors represented approximately 11% and 8% of Liberty's revenue for the year ended December 31, 2011. One of these affiliation agreements has an early termination clause at the end of 2012 and 2015 with a contract expiration in 2018. A failure to secure a renewal of either of these agreements, or a renewal on less favorable terms, could have an adverse effect on our results of operations and financial position.

Rapid technological advances could render the products and services offered by our subsidiaries and business affiliates obsolete or non-competitive.  Our subsidiaries and business affiliates, including, for example, Starz, TruePosition, Sirius XM Radio and Live Nation, must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of their services. These subsidiaries and business affiliates must be able to incorporate new technologies into their products and services in order to address the needs of their customers. There can be no assurance that they will be able to compete with advancing technology, and any failure to do so could result in customers seeking alternative service providers thereby adversely impacting our revenue and operating income.

Our subsidiaries and business affiliates are subject to risks of adverse government regulation.  Programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. Material

QuickLinks -- Click here to rapidly navigate through this document changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses and assets won't become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

The success of one of our subsidiaries, Starz, as well as two of our business affiliates, Sirius XM and Live Nation, depends on audience acceptance of its programs and services which is difficult to predict.  Entertainment content production, premium subscription television program services, satellite radio services and live entertainment events are inherently risky businesses because the revenue derived from these businesses depends primarily upon the public's acceptance of these programs and services, which is difficult to predict. The commercial success of a cable program, premium subscription television service, satellite radio program or live entertainment production depends upon the quality and acceptance of competing programs and other entertainment content available in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming and premium subscription television programs are important factors when cable television and direct-to-home (DTH) satellite providers negotiate affiliation agreements and, in the case of ad-supported programming and satellite radio service, when advertising rates are negotiated. Audience size is also an important factor when determining ticket pricing for live entertainment productions. Consequently, low public acceptance of the programs and services offered by Starz, Live Nation and Sirius XM Radio will have an adverse effect on our results of operations and could hurt the ability of these subsidiaries and business affiliates to maintain rates charged to affiliates, subscribers and advertisers.

Increased programming and content costs may adversely affect profits.   Starz, and one of our business affiliates, Sirius XM Radio, produce programming and other content and incur costs for all types of creative talent including writers, producers, actors and other on-air talent. Starz also acquires programming, such as movies and television series, from television production companies and movie studios. An increase in the costs of programming and other content may lead to decreased profitability.

Continuingly weak economic conditions may reduce consumer demand for our products and services. The current economic malaise in the United States could adversely affect demand for our products and services. A substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. A reduction in discretionary spending could adversely affect revenue through potential downgrades by satellite and cable television subscribers and satellite radio subscribers, affecting Starz and Sirius XM Radio, reduced live-entertainment expenditures, affecting Live Nation and Atlanta National League Baseball Club, and a drastic slowdown in auto sales (which is an important source of satellite radio subscribers), affecting Sirius XM Radio. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. We currently are unable to predict the extent of any of these potential adverse effects.

The success of two of our subsidiaries, Starz and Atlanta National League Baseball Club, depends in large part on their ability to recruit and retain key persons.  As Starz's original programming continues to gain greater market share, the key talent associated with this original programming will become difficult to replace. We cannot assure you that if Starz experiences turnover of these key persons, they will be able to recruit and retain acceptable replacements, in part, because the market for such employees is very competitive and limited. Similarly the success of the Atlanta National League Baseball Club depends on the record of the Atlanta Braves Major League baseball team during each season, which is directly impacted by their ability to employ and retain top performing players, coaches and managers.

We do not have the right to manage our business affiliates, which means we are not able to cause those affiliates to operate in a manner that is favorable to us.  We do not have the right to manage the businesses or affairs of any of our business affiliates (generally those companies in which we have less than a majority voting stake), including Sirius XM Radio, Barnes & Noble and Live Nation. Rather, our rights may take the form of representation on the board of directors or a partners' or similar committee that supervises management or possession of veto rights over significant or extraordinary actions. The scope of our veto rights vary from agreement to agreement. Although our board representation and veto rights may enable us to exercise influence over the management or policies of a business affiliate, enable us to prevent the sale of material assets by a business affiliate in which we own less than a majority voting interest or prevent us from paying dividends or making distributions to our stockholders or partners, they will not enable us to cause these actions to be taken.

The liquidity and value of our public investments may be affected by market conditions beyond our control that could cause us to record losses for declines in their market value.  Included among our assets are equity interests in one or more publicly-

QuickLinks -- Click here to rapidly navigate through this document traded companies that are not consolidated subsidiaries, such as Sirius XM Radio, Barnes & Noble and Live Nation. The value of these interests may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.

Transactions in our common stock by our insiders could depress the market price of our common stock. Sales of or hedging transactions, such as collars, in our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price has peaked or that adverse events or trends have occurred or may be occurring at our company. This perception can result notwithstanding any personal financial motivation for these insider transactions. As a result, insider transactions could depress the market price for shares of one or more series of our common stock.
No assurance can be made that we will be successful in integrating any acquired businesses.     Our businesses and those of our subsidiaries may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale in programming and network operations; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. No assurance can be made that, with respect to any acquisition, Liberty will realize anticipated benefits or successfully integrate any acquired business with its existing operations. In addition, while Liberty intends to implement appropriate controls and procedures as it integrates acquired companies, Liberty may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until Liberty has fully integrated them.
The Company has overlapping directors and management with Liberty Interactive , which may lead to conflicting interests.     As a result of the Split-Off, most of the executive officers of Liberty also serve as executive officers of Liberty Interactive, and there is significant board overlap between Liberty and Liberty Interactive. John C. Malone is the Chairman of the Board of Liberty and Liberty Interactive and Liberty Interactive does not have any ownership interest in Liberty, and Liberty does not have any ownership interest in Liberty Interactive. The executive officers and the members of Liberty's board of directors have fiduciary duties to its stockholders. Likewise, any such persons who serve in similar capacities at Liberty Interactive have fiduciary duties to that company's stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting their respective companies. For example, there may be the potential for a conflict of interest when Liberty or Liberty Interactive looks at acquisitions and other corporate opportunities that may be suitable for each of them. Moreover, most of Liberty's directors and officers continue to own Liberty Interactive stock and options to purchase Liberty Interactive stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for Liberty and/or Liberty Interactive. Any potential conflict that qualifies as a "related party transaction" (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, Liberty Interactive or its respective affiliates may enter into transactions with Liberty and/or its subsidiaries or other affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to Liberty or its subsidiaries or affiliates as would be the case where there is no overlapping officers or directors.
We may compete with Liberty Interactive for business opportunities.    Certain of Liberty Interactive's subsidiaries and business affiliates own or operate programming services that may compete with the programming services offered by our businesses. For example, Starz and Liberty Interactive's subsidiary QVC both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to the subsidiaries or business affiliates of Liberty Interactive, and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect our interests or those of our stockholders. Because we and Liberty Interactive have overlapping directors and officers, a business opportunity that is presented to those individuals may result in a conflict of interest or the appearance of a conflict of interest. Each of our directors and officers have a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy. The directors and officers of Liberty Interactive, including those who are also our directors and officers, owe the same fiduciary duty to Liberty Interactive and its stockholders.
Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock. Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock.

QuickLinks -- Click here to rapidly navigate through this document

Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.
It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated charter and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include:

•
authorizing a capital structure with multiple series of common stock, a Series B common stock that entitles the holders to ten votes per share, a Series A common stock that entitles the holder to one vote per share, and a Series C common stock that except as otherwise required by applicable law, entitles the holder to no voting rights;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•
requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated charter; and

•
the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

Our chairman, John C. Malone, beneficially owns shares representing the power to direct approximately 40% of the aggregate voting power in our company, due to his beneficial ownership of approximately 82% of the outstanding shares of our Series B common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We own our corporate headquarters in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and business affiliates.

Starz owns its corporate headquarters in Englewood, Colorado. In addition, Starz leases office space for executive offices, distribution and sales operations in Burbank, California; Troy, Michigan; Beverly Hills, California; Media, Pennsylvania; Atlanta, Georgia; New York, New York; Toronto, Ontario,  London, England and Melbourne and Sydney, Australia.

Our other subsidiaries and business affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment, telecommunications switches and customer equipment (including converter boxes). Our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.

Item 3.    Legal Proceedings

QuickLinks -- Click here to rapidly navigate through this document

None.

QuickLinks -- Click here to rapidly navigate through this document

PART II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On November 28, 2011, we completed a conversion of our Liberty Starz tracking stock (ticker symbols LSTZA and LSTZB) for Liberty Capital tracking stock which changed their ticker symbols from LCAPA and LCAPB to LMCA and LMCB, respectively. Holders of Liberty Starz tracking stock received .88129 of a share of the corresponding series of Liberty Capital stock for each share of Liberty Starz tracking stock, with any fractional shares paid out in cash (the "Conversion"). Accordingly, as of December 31, 2011 only the Liberty Capital Series A and B shares are outstanding. Our Series A and Series B Liberty Capital tracking stock have been, and, prior to the Conversion, our Series A and Series B Liberty Starz tracking stock had been, outstanding since September 23, 2011 following the completion of the Split-Off. Prior to the Split-Off, Liberty Interactive's Series A and Series B Liberty Capital tracking stock (LCAPA and LCAPB, respectively) and its Series A and Series B Liberty Starz tracking stock (formerly Liberty Entertainment tracking stock) (LSTZA and LSTZB, formerly LMDIA and LMDIB, respectively) had been outstanding since March 4, 2008 when each share of its previous Liberty Capital tracking stock was reclassified into one share of the same series of new Liberty Capital and four shares of the same series of Liberty Entertainment. On November 19, 2009, Liberty Interactive completed the split off (the "LEI Split-Off") of its subsidiary Liberty Entertainment, Inc. ("LEI"). The LEI Split-Off was accomplished by a redemption of 90% of the outstanding shares of Liberty Entertainment common stock in exchange for all of the outstanding shares of common stock of LEI. LEI had been attributed to Liberty Interactive's Entertainment Group. Subsequent to the LEI Split-Off, the Entertainment Group was renamed the Starz Group. Each series of our common stock has traded on the Nasdaq Global Select Market. The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2011 and 2010.

	Liberty Capital
	Series A (LMCA)		Series B (LMCB)
	High	Low	High	Low
2010
First quarter	$37.16	23.62	37.00	23.50
Second quarter	$46.05	36.48	45.94	37.50
Third quarter	$53.25	40.42	52.74	41.42
Fourth quarter	$63.67	52.01	63.28	51.62
2011
First quarter	$75.68	61.98	75.21	62.61
Second quarter	$92.55	72.72	91.36	74.66
Third quarter	$87.99	62.29	85.94	63.27
Fourth quarter	$104.34	58.51	79.64	60.85

	Liberty Starz
	Series A (LSTZA)		Series B (LSTZB)
	High	Low	High	Low
2010
First quarter	$54.73	46.04	53.67	46.64
Second quarter	$57.12	48.17	57.04	48.90
Third quarter	$65.56	49.89	67.00	51.50
Fourth quarter	$69.15	60.12	69.15	61.84
2011
First quarter	$80.21	64.20	78.00	66.33
Second quarter	$81.36	68.78	79.99	72.62
Third quarter	$78.91	61.54	78.08	64.16
Fourth quarter (through November 28, 2011)	$71.00	59.01	66.96	60.57

QuickLinks -- Click here to rapidly navigate through this document

Holders

As of January 31, 2012, there were approximately1,600 and 100 record holders of our Series A and Series B Liberty Capital common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of stockholders that will be filed with the Securities and Exchange Commission on or before April 29, 2012.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On several occasions we have been authorized to repurchase shares of our Series A and Series B Liberty Capital common stock and previously our Series A and Series B Liberty Starz common stock. On November 9, 2009 we were authorized to repurchase $500 million shares of Series A and Series B Liberty Starz common stock. On November 28, 2011 each outstanding share of Liberty Starz common stock was converted into .88129 shares of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional shares), and the share repurchase authorization associated with the Liberty Starz common stock ceased. Fourth quarter repurchases under the repurchase program for Liberty Starz common stock was as follows:

	Series A Liberty Starz Common Stock
				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares that
	(a) Total Number	(b) Average	Shares Purchased as Part	May Yet be Purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 - 31, 2011	807,200	$62.85	807,200	$396 million
November 1 - 28, 2011	727,000	$67.31	727,000	N/A
Total	1,534,200		1,534,200

On each of March 10, 2008 and August 13, 2008 we were authorized to repurchase $300 million shares of Series A Liberty Capital common stock, an authorization of an additional $500 million in share repurchases on May 6, 2010 and an additional authorization of $500 million in share repurchases on September 16, 2010 for a total of $1.6 billion. As of the date of the Conversion, discussed above the board of directors authorized $1.25 billion of repurchases of Liberty Capital common stock from that day forward. All previous authorizations were effectively replaced by the conversion date authorization. Fourth quarter repurchases and remaining availability under the repurchase program for Liberty Capital common stock was as follows:

QuickLinks -- Click here to rapidly navigate through this document

	Series A Liberty Capital Common Stock
				(d) Maximum Number
				(or Approximate Dollar
			(c) Total Number of	Value) of Shares that
	(a) Total Number	(b) Average	Shares Purchased as Part	May Yet be Purchased
	of Shares	Price Paid per	of Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs
October 1 -31, 2011	765,586	$68.02	765,586	$138 million
November 1 - 30, 2011	570,400	$76.40	570,400	$1,239 million
December 1 - 31, 2011	746,267	$75.71	746,267	$1,183 million
Total	2,082,253		2,082,253

In addition to the shares listed in the table above, 7,072 shares of Series A Liberty Capital common stock were surrendered in the fourth quarter of 2011 by certain of our officers to pay withholding taxes in connection with the vesting of their restricted stock.

Item 6.    Selected Financial Data.
The following tables present selected historical financial statement information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with the accompanying consolidated financial statements.

	December 31,
	2011	2010	2009	2008	2007
	amounts in millions
Summary Balance Sheet Data:
Cash	$2,070	2,090	3,951	2,228	2,571
Investments in available-for-sale securities and other cost investments	$1,859	4,550	3,386	2,118	4,876
Investment in affiliates	$567	91	135	235	257
Assets of discontinued operations	$—	—	—	14,211	11,050
Total assets	$7,723	10,792	11,915	24,688	26,323
Current portion of debt	$754	37	1,269	441	178
Long-term debt	$541	2,101	2,432	2,674	4,360
Deferred tax liabilities, noncurrent	$411	—	736	1,144	2,363
Stockholders' equity	$5,261	5,026	3,315	13,300	12,815

QuickLinks -- Click here to rapidly navigate through this document

	Years ended December 31,
	2011	2010	2009	2008	2007
	amounts in millions, except per share amounts
Summary Statement of Operations Data:
Revenue (1)	$3,024	2,050	1,853	1,738	1,576
Operating income (loss)(1)(2)	$957	195	9	(1,664)	(355)
Interest expense	$(21)	(65)	(132)	(194)	(176)
Share of earnings (loss) of affiliates, net	$49	(64)	(44)	(71)	(68)
Realized and unrealized gains (losses) on financial instruments, net	$68	260	(34)	(20)	1,275
Gains (losses) on dispositions, net	$(10)	36	242	13	634
Other than temporary declines in fair value of investments	$—	—	(9)	(1)	(33)
Earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders (3):
Liberty Capital common stock	$583	815	127	(592)	1,388
Liberty Starz common stock	$229	206	213	(960)	95
	$812	1,021	340	(1,552)	1,483
Basic earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	$6.86	9.06	1.32	(5.24)	10.52
Series A and Series B Liberty Starz common stock	$4.49	4.12	0.46	(1.86)	0.18
Diluted earnings (loss) from continuing operations attributable to Liberty Media Corporation stockholders per common share (4):
Series A and Series B Liberty Capital common stock	$6.63	8.76	1.31	(5.24)	10.44
Series A and Series B Liberty Starz common stock	$4.32	3.96	0.46	(1.86)	0.18

(1)	In 2011 TruePosition recognized $1,029 million of previously deferred revenue and $409 million of deferred costs associated with two separate contracts.

(2)	Includes $1,513 million of long-lived asset impairment charges in 2008.

(3)
Earnings (loss) from continuing operations attributable to Liberty stockholders have been allocated to the Liberty Starz Group and Liberty Capital Group for all the periods based on businesses and assets of each respective group prior to the conversion.

(4)
Basic and diluted earnings per share have been calculated for Liberty Capital and Liberty Starz common stock, prior to the Split-Off date, based on the earnings attributable to the businesses and assets to the respective groups divided by the weighted average shares on an as if converted basis for the periods assuming a 4 to 1 and 1 to 1 exchange ratio of Liberty Capital shares into Liberty Starz shares and Liberty Capital shares, respectively, in the March 2008 reclassification and a 1 to 1 exchange ratio for the Split-Off.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Explanatory Note
Liberty Media Corporation ("Liberty" or "the Company") was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the previously announced plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The

Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the assets, liabilities and businesses attributed to Liberty Interactive's Liberty Capital and Liberty Starz tracking stock groups.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Starz, LLC, Atlanta National League Baseball Club, Inc., ("ANLBC") and TruePosition, Inc. ("TruePosition"). Starz, LLC provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.
Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses.
In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments; and we maintain investments in public companies such as Barnes & Noble, Inc., Time Warner Inc., Time Warner Cable Inc. and Viacom Corporation, which are accounted for at their respective fair market values and are included in corporate and other.
Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. On November 28, 2011, our tracking stock structure was eliminated through the redemption of each share of Liberty Starz common stock for .88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional share interests) (the "Conversion"). Prior to the Conversion, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of our tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of the tracking stocks were stockholders of the Company, with a single board of directors and subject to all of the risks and liabilities of the Company.
On February 9, 2011, Liberty Interactive's board of directors approved the change in attribution of (i) approximately $1.138 billion principal amount of Liberty Interactive LLC's (formerly known as Liberty Media LLC) 3.125% Exchangeable Senior Debentures due 2023 (the "TWX Exchangeable Notes"), (ii) approximately 22 million shares of Time Warner Inc. common stock, approximately 5 million shares of Time Warner Cable Inc. common stock and approximately 2 million shares of AOL, Inc. common stock, which collectively represent the basket of securities into which the TWX Exchangeable Notes are exchangeable and (iii) $263.8 million in cash from its Capital Group to its Interactive Group, effective as of the aforementioned date (the "TWX Reattribution"). The TWX Reattribution had no effect on the assets and liabilities attributed to the Starz Group, nor did it effect any change to the obligor of the TWX Exchangeable Notes, which remains Liberty Interactive LLC.
Liberty Interactive had made changes in the attribution of certain assets, liabilities and businesses between the tracking stock groups in prior periods, as discussed in previous financial statements filed with the Securities and Exchange Commission and in the Notes to Condensed Financial Statements included in this Annual Report on Form 10-K.

Strategies and Challenges of Business Units

Starz, LLC. Starz is focused on several initiatives to increase its revenue. Starz's goal is to provide its distributors and their subscribers with high-quality, differentiated premium video services available on multiple viewing platforms (linear, On-Demand and over the Internet). Starz also intends to utilize its integrated business units to exploit its original programming content in the home video, digital (Internet) and non-pay television markets. To achieve these goals, Starz intends to:

•Expand its original programming lineup over time.
•Renew and extend affiliation agreements with key distributors on favorable terms.
•Rationalize valuable digital rights with both traditional distributors, as well as online video distributors.
•Continue to invest in the Starz brand by focusing its marketing investment on its original series.

Starz faces certain key challenges in its attempt to meet these goals, including;

•	Potential loss of subscribers due to economic conditions and competition from other networks and other video programming services.

•	Its ability to continue to acquire or produce affordable programming content, including original programming content, that appeals to its distributors and its viewers.

•	Its ability to renew and extend affiliation agreements with key distributors on favorable terms.

•	Potential consolidation of its distributors.

•	Increased rates paid by its distributors to carry broadcast networks and sports networks may make it more difficult for consumers to afford premium video services.

•	Its distributor's willingness to market our networks and other services.

•	Its ability to react to changes in viewer habits related to technologies such as DVRs, video-on-demand, Internet-based content delivery, Blu-ray players and mobile devices.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments . The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reporting segments , see "Results of Operations—Businesses" below.
Consolidated Operating Results

	December 31,
	2011	2010	2009
	amounts in millions
Revenue
Starz, LLC	$1,615	1,626	1,540
ANLBC	208	203	206
TruePosition	1,138	143	32
Corporate and other	63	78	75
	$3,024	2,050	1,853
Adjusted OIBDA
Starz, LLC	449	343	283
ANLBC	(6)	6	8
TruePosition	634	(3)	(77)
Corporate and other	(17)	(22)	(15)
	$1,060	324	199
Operating Income (Loss)
Starz, LLC	424	281	222
ANLBC	(39)	(47)	(40)
TruePosition	632	34	(84)
Corporate and other	(60)	(73)	(89)
	$957	195	9

Revenue.    Our consolidated revenue increased $974 million and $197 million for the years ended December 31, 2011 and 2010, as compared to the corresponding prior year periods. The current year increase was primarily due to a one time recognition of previously deferred revenue from two separate contracts at TruePosition which aggregated $1,029 million. The prior year increase was due to increases in home video and channels for Starz and timing of revenue recognition at TruePosition. See Results of Operations—Businesses below for a more complete discussion of the results of operations of certain of our significant subsidiaries.
Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 20 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA increased $736 million and $125 million for the years ended December 31, 2011 and 2010, as compared to the corresponding prior year periods. The current year increase was primarily driven by the one time recognition of previously deferred revenues and costs at TruePosition which accounted for $620 million of the increase in 2011. The prior year increase is primarily due to improved results for Starz, LLC and timing of recognition of certain deferred revenue and costs at TruePosition. See Results of Operations—Businesses below for a more complete discussion of the results of operations of certain of our significant subsidiaries.
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
We recorded $32 million, $83 million and $81 million of stock compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in stock compensation expense in 2011 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period and a decreased number of stock options granted during the current year. As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $68 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.2 years.
Operating income.    Our consolidated operating income increased $762 million and $186 million for the years ended December 31, 2011 and 2010 as compared to the corresponding prior year periods. The increases are primarily the result of increases for TruePosition and the improved results for Starz, LLC, as described above.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Other income (expense):
Interest expense	$(21)	(65)	(132)
Dividend and interest income	79	88	117
Share of earnings (losses) of affiliates	49	(64)	(44)
Realized and unrealized gains (losses) on financial instruments, net	68	260	(34)
Gains (losses) on dispositions, net	(10)	36	242
Other, net	5	10	12
	$170	265	161

Interest expense.    Interest expense decreased $44 million and $67 million for the years ended December 31, 2011 and 2010, as compared to the corresponding prior year periods. The overall decreases in interest expense related to a lower average debt balance throughout the periods, as compared to the corresponding prior year periods. The lower average debt balance is primarily due to the changes in attribution of certain parent debt to Liberty Interactive's Interactive Group prior to the Split-Off.
Dividend and interest income. Interest income decreased in 2011 and 2010 primarily due to lower interest rates and a reduction in our interest bearing investment balances.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
SIRIUS XM	$68	(41)	(28)
Live Nation	(34)	—	—
Other	15	(23)	(16)
	$49	(64)	(44)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation, which increased Liberty's ownership percentage above 20% of the outstanding voting shares. Due to a presumption that an entity with an ownership percentage greater than 20% has significant influence absent other factors to rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the year ended December 31, 2011 relate to the prior year.
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31, 2011
	2011	2010	2009
	amounts in millions
Non-strategic Securities(1)	$254	669	1,076
Borrowed shares(1)	(104)	(254)	(301)
Net change in Non-strategic Securities(1)	150	415	775
Exchangeable senior debentures (2)	(85)	(111)	(670)
Equity collars	—	(2)	(101)
Other derivatives	3	(42)	(38)
	$68	260	(34)
___________________________

(1)
Based on the nature of the borrowed share accounting, as described in note 9 in the accompanying financial statements, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company. During the current year we settled all borrowed share arrangements through the release of those shares, held as collateral, to the counterparty.

(2)	Prior to the Split-Off, all the Exchangeable Senior Debentures were transferred to Liberty Interactive through reattributions in the current or prior years.
Gains (losses) on dispositions.    Gains on dispositions primarily related to gains associated with the repayment of certain SIRIUS XM debt securities in the prior years.
Income taxes.    Our effective tax rate for the year ended December 31, 2011 is 28%. During the years ended December 31, 2010 and December 31, 2009 we recognized net income tax benefits of $558 million and $170 million, respectively. Our effective tax rate for all three years were impacted for the following reasons:

•
During the fourth quarter of 2011, we recognized previously unrecognized tax benefits of $104 million as we reached an agreement with the IRS with respect to all disputed items reported on our 2010 income tax return.

•
During the fourth quarter of 2010, we recognized a net federal tax benefit of $211 million as we reached an agreement with the IRS with respect to the settlement of derivative contracts reported on our 2009 income tax return. Also during the fourth quarter of 2010, we recognized a deferred tax benefit of $462 million from the sale of certain consolidated subsidiaries (this item was settled as part of the agreement reached with the IRS during the fourth quarter of 2011).

•	In 2009, due to the completion of audits with taxing authorities, we recognized previously unrecognized tax benefits of $201 million.
Net earnings.    We had net earnings of $808 million, $1,018 million and $6,204 million for the years ended December 31, 2011, 2010 and 2009, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses. The significant variance in 2009 is due to a gain that was recognized related to the LEI Split-Off that is included in discontinued operations.

Liquidity and Capital Resources
As of December 31, 2011, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our privately-owned subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio, debt and equity issuances, and dividend and interest receipts.
Liberty does not have a debt rating subsequent to the Split-Off because it has no corporate public debt outstanding.
As of December 31, 2011, the Company had a cash balance of $2,070 million along with additional sources of liquidity of $299 million in short term marketable securities and $1,435 million of unpledged Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, approximately $250 million in annual operating cash flow over the prior three years, and we do not anticipate any significant reductions in that amount in future years.
The Company's primary uses of cash during the year ended December 31, 2011 were $350 million of additional investment in cost and equity method investees, the reattribution of $264 million in cash to Liberty Interactive, $193 million of cash paid for taxes, $365 million for repurchases of Series A Liberty Capital common stock and $100 million of Liberty Starz Series A common stock, prior to the Conversion. These uses of cash were funded by cash provided by operating activities, net sales of short term investments, borrowings under the Starz bank facility and cash on hand.
The projected uses of Liberty cash are the costs to service outstanding debt and the potential buyback of common stock under our share buyback programs. Between the end of the year and January 31, 2012 we have acquired approximately 299,000 shares of Series A Liberty Capital common stock for $24 million. We note that the outstanding Bank Facility of $750 million matures on March 2012 and we have certain AFS debt investments and approximately $660 million of restricted cash available to satisfy the obligation at maturity. Additionally, we may make investments in existing or new businesses. We expect that we will be able to use a combination of cash on hand, cash from operations and other liquid sources to fund future cash needs.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. In March 2010, Starz entered into a new, exclusive long-term licensing agreement for theatrically released films from the Disney studios through 2015, which provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films from Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels. Theatrically released films from DreamWorks Studios and Miramax Films will not be licensed to us under the new agreement. In addition, we are obligated to pay programming fees for all qualifying films that are released theatrically in the United States by Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics ("Sony") through 2016, subject to certain limitations. Films are generally available to Starz for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at December 31, 2011, is reflected as a liability in the accompanying combined balance sheet. The balance due as of December 31, 2011, is payable as follows: $64 million in 2012 and $2 million in 2013.
Under the above output agreements, Starz is also obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at December 31, 2011. In addition, Starz has agreed to pay Sony Pictures Entertainment ("Sony") (i) a total of $142.5 million in three additional equal annual installments through 2014, and (ii) a total of $120 million in three equal annual installments beginning in 2015 for a new output agreement. Starz's estimate of amounts payable under these agreements is as follows: $443 million in 2012; $129 million in 2013; $73 million in 2014; $59 million in 2015; $51 million in 2016 and $59 million thereafter.

Starz is also obligated to pay fees for films that have not been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres; however, such amounts are expected to be significant.
Liberty guarantees Starz's obligations under certain of its studio output agreements. At December 31, 2011, Liberty's guarantees for obligations for films released by such date aggregated $511 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a wholly-owned subsidiary of Liberty, Liberty has not recorded a separate indirect liability for its guarantee of these obligations.
The Atlanta Braves have entered into long-term employment contracts with certain of their players and coaches whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2011 aggregated $107 million, which is payable as follows: $61 million in 2012, $20 million in 2013, $13 million in 2014, $13 million in 2015. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
        Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations is summarized below.

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Consolidated contractual obligations	amounts in millions
Long-term debt(1)	$1,295	754	59	465	17
Interest payments(2)	69	16	28	25	—
Programming Fees(3)	814	443	202	110	59
Operating lease obligations	69	12	23	16	18
Employment agreements	107	61	33	13	—
Purchase orders and other obligations	536	431	60	25	20
Total consolidated	$2,890	1,717	405	654	114

(1)	Amounts are stated at the face amount at maturity of our debt instruments and capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt.

(2)
Amounts (i) are based on our outstanding debt at December 31, 2011, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2011 rates and (iii) assume that our existing debt is repaid at maturity.

(3)	Does not include Programming Fees for films not yet released theatrically, as such amounts cannot be estimated.
Recent Accounting Pronouncements
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
In September 2011, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. As summarized in ASU 2011-08, ASC Topic 350 has been amended to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Previously, under ASC Topic 350 an entity would be required to test goodwill, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, then, if the carrying amount was greater than the fair value of the reporting unit, step two of the test would be required to determine whether an impairment was necessary. In evaluating goodwill on a qualitative basis we reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. As part of the analysis we also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes. We do not believe the outcome of performing a qualitative analysis versus performing a step one test had any financial statement impact.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.
Non-Financial Instruments.     Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events. If the carrying value of our long-lived assets exceeds their estimated fair value, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our combined statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.
As of December 31, 2011, the intangible assets not subject to amortization for each of our significant reporting units was as follows (amounts in millions):

	Goodwill	Other	Total
Starz, LLC	$132	—	132
ANLBC	180	143	323
TruePosition	20	—	20
Consolidated	$332	143	475

We perform our annual assessment of the recoverability of our goodwill and other nonamortizable intangible assets as of December 31, except for ANLBC which is evaluated as of October 31. As discussed above, in the Recent Accounting Pronouncements, we adopted the recent accounting guidance relating to annual assessments of recoverability of goodwill and we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary.
Carrying Value of Investments.     We periodically evaluate our investments to determine if decreases in fair value below our cost bases are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our combined statement of operations. Other than temporary declines in fair value of our cost investments are recognized on a separate line in our combined statement of operations, and other than temporary declines in fair value of our equity method investments are included in share of losses of affiliates in our combined statement of operations.
The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Fair value of our publicly traded cost and equity investments is based on the market prices of the investments at the balance sheet date. We estimate the fair value of our non-public cost and equity investments using a variety of methodologies, including cash flow multiples, discounted cash flow, per subscriber values, or values of comparable public or private businesses. Impairments are calculated as the difference between our carrying value and our estimate of fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires a high degree of judgment and includes significant estimates and assumptions, actual results could differ materially from our estimates and assumptions.
Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our combined statement of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our combined statement of operations only upon our ultimate disposition of the investment.
Program Rights. Programming costs are our most significant individual operating cost.  Program rights for films and television programs exhibited by Starz Channels are generally amortized on a film-by-film basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content.  The Company generally has rights to two separate windows (typically a 16 to 18 month period under the first window and a 12 to 13 month period for the second window) under our pay-television output agreements. For films with multiple windows, the license fee is allocated between the first and second window based upon the proportionate estimated value of each window. The Company has allocated a substantial portion of the programming costs to the first window as first-run content is believed to have greater appeal to subscribers when it is newer and therefore deemed to have greater value to us in acquiring and retaining subscribers.  Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements.
Additionally, the Company allocates programming costs associated with its original productions between the pay television window and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Costs allocated to the pay television window are amortized to expense over the anticipated number of exhibitions for each original production while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original productions bears to an estimate of the remaining unrecognized revenue (ultimate revenue). Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of ultimate revenue.
Changes in management's estimate of the anticipated exhibitions of films, television programs and original productions on the Company's networks and the estimate of ultimate revenue could result in the earlier recognition of our programming costs than anticipated.  Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which could lead to the write-off of additional program rights in future periods and have a significant impact on our future results of operations and our financial position.

Income Taxes.     We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on our financial position.

Results of Operations - Businesses
Starz, LLC.     Starz provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. Starz is managed by and organized around the following business units: Starz Channels, Home Video, Digital Media, Television, Animation and Theatrical.
A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through the Starz Channels' distribution partners. Some of Starz's affiliation agreements with its distribution partners provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services ("consignment agreements"). Starz also has fixed-rate affiliation agreements with certain of its distribution partners. Pursuant to these agreements, the distribution partners pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last through 2018. During the year ended December 31, 2011, approximately 56% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channels' revenue for such period.
Starz's operating results were as follows:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Revenue	$1,615	1,626	1,540
Operating expenses	(928)	(981)	(906)
SG&A expenses	(238)	(302)	(351)
Adjusted OIBDA	449	343	283
Stock-based compensation	(7)	(39)	(35)
Depreciation and amortization	(18)	(23)	(26)
Operating income	$424	281	222

 Starz's revenue decreased $11 million or 0.7% and increased $86 million or 5.6% for the years ended December 31, 2011 and 2010, respectively, as compared to the corresponding prior year. Revenue for the year ended December 31, 2011 decreased primarily as a result of the decision to shut down the theatrical production and distribution operations in 2010 and a decrease in revenue from Animation due to the sale of a portion of the Animation business. Such decreases were partially offset by an increase in revenue from Starz Channels and Home Video. Revenue for the year ended December 31, 2010 increased primarily as a result of increases in Home Video and Starz Channels which were partially offset by a decrease in Theatrical due to the decision to shut down the theatrical production and distribution operations in 2010. Starz Channels' revenue represented 78.6%, 75.3% and 77.2% and Home Video revenue represented 15.0%, 14.0% and 11.0% of Starz's total revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue from Starz Channels increased $46 million or 3.7% and $35 million or 3.0% for the years ended December 31, 2011 and 2010, respectively. The Starz Channels' growth in revenue for the year ended December 31, 2011 resulted from a $21 million

QuickLinks -- Click here to rapidly navigate through this document increase due to higher effective rates for the Starz Channels' services and a $25 million increase due to growth in the average number of subscriptions for the Starz Channels' services. The Starz Channels' growth in revenue for the year ended December 31, 2010 resulted from a $16 million increase due to higher effective rates for the Starz Channels' services and a $19 million increase due to growth in the average number of subscriptions.

The Starz and Encore channels are the primary drivers of Starz's revenue. Starz average subscriptions increased 8.8% in 2011 and were relatively flat in 2010 and Encore average subscriptions increased 4.0% in 2011 and 1.2% in 2010. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of December 31, 2011, subscriptions under fixed-rate agreements were 29.0 million while subscriptions under consignment agreements were 23.8 million. As of December 31, 2010, subscriptions under fixed-rate affiliation agreements were 28.1 million while subscriptions under consignment agreements were 22.9 million. The increase in consignment subscribers during the year ended December 31, 2011 was negatively impacted by the lack of opportunity for us to participate in cooperative marketing campaigns with certain of our distribution partners.

Revenue from Home Video increased $15 million or 6.6% and $58 million or 35.4% for the years ended December 31, 2011 and 2010, respectively. Revenue from Home Video was positively impacted in both 2011 and 2010 by our original programming (primarily Spartacus). In addition, in January 2011, Starz entered into a distribution agreement with The Weinstein Company LLC ("TWC") for the distribution by the Home Video and Digital Media business units of certain of TWC's theatrical releases. This distribution agreement also had a positive impact on revenue in 2011 and the number of films released by Overture Films on home video positively impacted 2010.

Operating expenses decreased by $53 million in 2011 and increased $75 million in 2010. Approximately $38 million of such 2011 decrease was the result of lower production and acquisition costs, lower home video costs and no theatrical releases in the current year. The increase in 2010 was primarily due to an increase in production and acquisition costs. Such increase was largely impacted by changes we made in our ultimate revenue estimates, which resulted in impairments of $47 million in 2010. Programming expenses are Starz's primary operating expense and totaled approximately $651 million, $648 million and $642 million for the years ended December 31, 2011, 2010 and 2009, respectively. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in original content.

Starz's SG&A expenses decreased by $64 million and $49 million for the years ended December 31, 2011 and 2010 as compared to the corresponding prior years. The primary driver in decreased SG&A expenses as compared to the prior years was decreased advertising, marketing and overhead costs due to the decision made to exit the theatrical film business. This decrease was partially offset by increased advertising expenses related to original programming content and increased personnel costs associated with the Starz Channels' business. We expect that advertising expenses related to original programming will continue to increase in future periods as we continue to invest in original content.

Starz's Adjusted OIBDA increased $106 million and $60 million for the years ended December 31, 2011 and 2010 as compared to the corresponding prior years. The increase in Adjusted OIBDA was a combination of improved results by the Starz Channels' business and the decision made to exit the theatrical film business in the prior year. As discussed above, the elimination of theatrical film releases resulted in less revenue which was more than offset by no spending in the current year on advertising and marketing associated with the theatrical exhibition of such productions, lower production and acquisition costs and lower home video costs.
ANLBC, Inc. ANLBC's business is primarily driven by the results of the Atlanta Braves Major League Baseball team. Attendance, viewership, partnerships with sponsors and player talent are significant factors in the overall financial success of the organization. For the year ended December 31, 2011 the baseball club increased revenues by $5 million or 2.5% as compared to the prior year, due to slightly greater fan attendance and an increase in overall broadcasting revenues. ANLBC's adjusted OIBDA was impacted primarily by player salaries. The most significant increase came during the fourth quarter as the Braves traded one of their pitchers to another baseball club and agreed to pay a portion of that player's 2012 guaranteed salary in the trade. This will free up additional salary in 2012 to be utilized in the acquisition of additional player talent. This one transaction had the impact of swinging adjusted OIBDA from earnings to a loss in the current year.
TruePosition, Inc. TruePostion provides equipment and service for locating mobile phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location based services to mobile users. The increase of $995 million in revenue for TruePosition is related to the non-recurring one-time

QuickLinks -- Click here to rapidly navigate through this document recognition of previously deferred revenue under two separate contracts. As discussed in the Recent Accounting Pronouncements section TruePosition recognized $538 million of deferred revenue associated with their AT&T contract due to a material modification of the contract in the first quarter of 2011. Additionally, in the fourth quarter of 2011 all the remaining obligations were satisfied under the T-Mobile contract as the contract expired and the maintenance period associated with the contract lapsed. Therefore, TruePosition recognized another $491 million of deferred revenue in the fourth quarter of 2011. TruePosition had deferred costs associated with these contracts as well that were recorded in the first and fourth quarters of 2011 for $167 million and $242 million, respectively. These one-time accounting anomalies explain the 2011 increases in TruePosition's Adjusted OIBDA and Operating Income. In 2010, TruePosition began recognizing revenue under the AT&T contract due to the delivery of the final specified upgrade required under that contract. The recognition of the revenue under the previous guidance was to amortize the deferred amounts over the remainder of the period which requires the delivery of additional services (the maintenance period). In 2010 TruePosition recognized deferred revenue and costs of $117 million and $40 million, respectively. We expect that future revenue will trend at approximately $100 million if certain contracts can be successfully negotiated in the current year.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of December 31, 2011, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$1,255	1.2%	$40	5.5%
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
At December 31, 2011, the fair value of our AFS equity securities was $1,859 million. Had the market price of such securities been 10% lower at December 31, 2011, the aggregate value of such securities would have been $186 million lower. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our financial statements.
Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Media Corporation are filed under this Item, beginning on Page II-19. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

QuickLinks -- Click here to rapidly navigate through this document

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.

None.

QuickLinks -- Click here to rapidly navigate through this document

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Liberty Media Corporation:

We have audited the accompanying consolidated balance sheets of Liberty Media Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Media Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
As discussed in note 3 to the consolidated financial statements, effective January 1, 2011, the Company adopted ASU 2009‑14: Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU 2009‑13, Revenue Recognition (Topic 605): Multiple‑Deliverable Revenue Arrangements.

/s/ KPMG LLP
Denver, Colorado
February 23, 2012

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$2,070	2,090
Trade and other receivables, net	288	257
Program rights	442	411
Short term marketable securities	299	509
Restricted cash (note 11)	709	53
Receivable from Liberty Interactive	—	85
Deferred income tax assets	61	—
Other current assets	45	137
Total current assets	3,914	3,542
Investments in available-for-sale securities and other cost investments (note 7 and 9)	1,859	4,550
Investments in affiliates, accounted for using the equity method (note 8)	567	91

Property and equipment, at cost	504	520
Accumulated depreciation	(289)	(273)
	215	247

Intangible assets not subject to amortization (note 10)	475	485
Intangible assets subject to amortization, net (note 10)	135	164
Program rights	320	323
Deferred costs	—	345
Deferred income tax assets	—	371
Other assets, at cost, net of accumulated amortization	238	674
Total assets	$7,723	10,792

(continued)

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
December 31, 2011 and 2010

	2011	2010
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$15	21
Accrued liabilities	313	243
Financial instruments (note 9)	7	1,222
Current portion of debt (note 11)	754	37
Deferred income tax liabilities	—	712
Deferred revenue	63	240
Other current liabilities	78	36
Total current liabilities	1,230	2,511
Long-term debt (note 11)	541	2,101
Deferred revenue	39	846
Deferred income tax liabilities	411	—
Other liabilities	251	308
Total liabilities	2,472	5,766
Stockholders' equity (note 13):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 112,411,965 shares at December 31, 2011	1	—
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,918,454 shares at December 31, 2011	—	—
Series C Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at December 31, 2011	—	—
Series A Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; zero issued and outstanding shares at December 31, 2011	—	—
Series B Liberty Starz common stock, $.01 par value. Authorized 150,000,000 shares; zero issued and outstanding shares at December 31, 2011	—	—
Series C Liberty Starz common stock, $.01 par value. Authorized 4,000,000,000 shares; zero issued and outstanding shares at December 31, 2011	—	—
Additional paid-in capital	3,564	—
Parent's investment	—	4,117
Accumulated other comprehensive earnings, net of taxes	29	54
Retained earnings	1,667	855
Total stockholders' equity	5,261	5,026
Noncontrolling interests in equity of subsidiaries	(10)	—
Total equity	5,251	5,026
Commitments and contingencies (note 19)
Total liabilities and equity	$7,723	10,792

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	amounts in millions,
	except per share amounts
Revenue:
Communications and programming services	$3,024	2,050	1,853
Operating costs and expenses:
Operating	1,600	1,284	1,171
Selling, general and administrative, including stock-based compensation (note 3)	396	525	564
Legal settlement	2	(48)	—
Depreciation and amortization	69	94	109
	2,067	1,855	1,844
Operating income	957	195	9
Other income (expense):
Interest expense	(21)	(65)	(132)
Dividend and interest income	79	88	117
Liberty Interactive interest income (expense)	—	3	16
Share of earnings (losses) of affiliates, net (note 8)	49	(64)	(44)
Realized and unrealized gains (losses) on financial instruments, net (note 9)	68	260	(34)
Gains (losses) on dispositions, net	(10)	36	242
Other, net	5	7	(4)
	170	265	161
Earnings (loss) from continuing operations before income taxes	1,127	460	170
Income tax (expense) benefit	(319)	558	170
Net earnings (loss) from continuing operations	808	1,018	340
Earnings (loss) from discontinued operations, net of taxes (note 5)	—	—	5,864
Net earnings (loss)	808	1,018	6,204
Less net earnings (loss) attributable to the noncontrolling interests	(4)	(3)	—
Net earnings (loss) attributable to Liberty stockholders	$812	1,021	6,204

Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	583	815	127
Liberty Starz common stock	229	206	6,077
	$812	1,021	6,204

(continued)

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Operations (Continued)
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	amounts in millions,
	except per share amounts
Basic net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	$6.86	9.06	1.32
Series A and Series B Liberty Starz common stock	4.49	4.12	0.46
Diluted net earnings (loss) from continuing operations attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	6.63	8.76	1.31
Series A and Series B Liberty Starz common stock	4.32	3.96	0.46
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	6.86	9.06	1.32
Series A and Series B Liberty Starz common stock	4.49	4.12	13.13
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 3):
Series A and Series B Liberty Capital common stock	6.63	8.76	1.31
Series A and Series B Liberty Starz common stock	4.32	3.96	13.04

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Comprehensive Earnings (Loss)
Years ended December 31, 2011, 2010 and 2009

	Years Ended
	December 31,
	2011	2010	2009
	amounts in millions
Net earnings (loss)	$808	1,018	6,204
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	—	—	2
Unrealized holding gains (losses) arising during the period	(24)	9	43
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	(21)	(1)
Share of other comprehensive earnings (loss) from equity affiliates	2	—	—
Reattribution of other comprehensive earnings from Liberty Interactive	—	30	—
Other comprehensive earnings (loss) from discontinued operations	—	—	31
Other	(3)	1	(4)
Other comprehensive earnings (loss)	(25)	19	71
Comprehensive earnings (loss)	783	1,037	6,275
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(4)	(3)	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$787	1,040	6,275
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	560	834	167
Liberty Starz common stock	227	206	6,108
	$787	1,040	6,275

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	2011		2010	2009
	amounts in millions
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$808		1,018	6,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	—		—	(5,864)
Depreciation and amortization	69		94	109
Amortization of program rights	737		729	683
Cash payments for program rights	(769)		(650)	(693)
Stock-based compensation	32		83	81
Cash payments for stock-based compensation	(21)		(204)	(2)
Noncash interest expense	2		—	—
Share of (earnings) loss of affiliates, net	(49)		64	44
Realized and unrealized (gains) losses on financial instruments, net	(68)		(260)	34
Losses (gains) on disposition of assets, net	10		(36)	(242)
Change in tax accounts from Liberty Interactive, net	2		50	(56)
Deferred income tax expense	58		(782)	45
Other noncash charges (credits), net	(605)		72	13
Changes in operating assets and liabilities
Current and other assets	(78)		—	99
Payables and other liabilities	148		(57)	(95)
Net cash provided (used) by operating activities	276		121	360
Cash flows from investing activities:
Cash proceeds from dispositions	17		71	251
Proceeds (payments) from settlement of financial instruments, net	—		751	1,367
Investments in and loans to cost and equity investees	(350)		(405)	(726)
Investment in loan to Liberty Interactive	—	—	—	(510)
Repayment of loan by Liberty Interactive	—		316	194
Repayment of loans by cost and equity investees	217		200	634
Capital expended for property and equipment	(14)		(16)	(56)
Net sales (purchases) of short term investments	277		(542)	69
Net (increase) decrease in restricted cash	(153)		(39)	66
Reattribution of cash to Liberty Interactive	(264)		(807)	—
Other investing activities, net	(4)		(13)	1
Net cash provided (used) by investing activities	(274)		(484)	1,290
Cash flows from financing activities:
Borrowings of debt	506		132	2,061
Repayments of debt	(59)		(1,047)	(2,144)
Repurchases of Liberty common stock	(465)		(754)	(18)
Other financing activities, net	(4)		171	303
Net cash provided (used) by financing activities	(22)		(1,498)	202
Effect of foreign currency exchange rates on cash	—		—	(8)
Net cash provided (used) by discontinued operations:	—		—	(121)
Net increase (decrease) in cash and cash equivalents	(20)		(1,861)	1,723
Cash and cash equivalents at beginning of period	2,090		3,951	2,228
Cash and cash equivalents at end of period	$2,070		2,090	3,951

See accompanying notes to consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statement Of Equity
Years ended December 31, 2011, 2010 and 2009

	Stockholders' equity
		Liberty Capital		Liberty Starz

	Preferred Stock	Series A	Series B	Series A	Series B	Additional Paid-in Capital	Parent's Investment	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2009	$—	$—	$—	$—	$—	$—	$19,705	(36)	(6,370)	1	13,300
Net earnings	—	—	—	—	—	—	—	—	6,204	—	6,204
Other comprehensive earnings	—	—	—	—	—	—	—	71	—	—	71
Split-Off of Liberty Entertainment, Inc. (note 4)	—	—	—	—	—	—	(16,486)	—	—	—	(16,486)
Stock compensation	—	—	—	—	—	—	134	—	—	—	134
Stock issued upon exercise of stock options	—	—	—	—	—	—	115	—	—	—	115
Series A Liberty Starz stock repurchases	—	—	—	—	—	—	(13)	—	—	—	(13)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	(5)	—	—	—	(5)
Other	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Balance at December 31, 2009	—	—	—	—	—	—	3,446	35	(166)	—	3,315
Net earnings	—	—	—	—	—	—	—	—	1,021	(3)	1,018
Other comprehensive earnings	—	—	—	—	—	—	—	19	—	—	19
Stock issued upon exercise of stock options	—	—	—	—	—	—	24	—	—	—	24
Stock compensation	—	—	—	—	—	—	99	—	—	—	99
Series A Liberty Starz stock repurchase	—	—	—	—	—	—	(40)	—	—	—	(40)
Series A Liberty Capital stock repurchases	—	—	—	—	—	—	(714)	—	—	—	(714)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	1,285	—	—	—	1,285
Other	—	—	—	—	—	—	17	—	—	3	20
Balance at December 31, 2010	—	—	—	—	—	—	4,117	54	855	—	5,026
Net earnings	—	—	—	—	—	—	—	—	812	(4)	808
Other comprehensive loss	—	—	—	—	—	—	—	(25)	—	—	(25)
Stock compensation	—	—	—	—	—	7	16	—	—	—	23
Stock issued upon exercise of stock options	—	—	—	—	—	1	6	—	—	—	7
Series A Liberty Capital stock repurchases	—	—	—	—	—	(152)	(213)	—	—	—	(365)
Series A Liberty Starz stock repurchases	—	—	—	—	—	(100)	—	—	—	—	(100)
Impact of reattribution with Liberty Interactive	—	—	—	—	—	—	45	—	—	—	45
Transfer of tax attributes to Liberty Interactive	—	—	—	—	—	—	(59)	—	—	—	(59)
Change in capitalization in connection with Split-off (note 1)	—	1	—	—	—	3,808	(3,809)	—	—	—	—
Sale of noncontrolling interest, net of tax impacts	—	—	—	—	—	—	(100)	—	—	(6)	(106)
Other	—	—	—	—	—	—	(3)	—	—	—	(3)
Balance at December 31, 2011	$—	$1	$—	$—	$—	$3,564	$—	$29	$1,667	$(10)	$5,251

See accompanying notes to consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(1)   Basis of Presentation
The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty CapStarz, Inc. and prior thereto Liberty Splitco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty Media Corporation and its consolidated subsidiares for the period following the date of the Split-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
During the second quarter of 2010, Liberty Interactive announced that its board of directors authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 following the satisfaction of all conditions to the Split-Off. The Split-Off was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities attributed to the Capital and Starz tracking stock groups of Liberty Interactive in accordance with the terms of a Reorganization Agreement (described below). Immediately following the Split-Off Liberty utilized a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital Group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz Group ("Starz Group"). As further discussed in note 2, Liberty eliminated its tracking stock structure in November 2011 through the conversion of Liberty Starz common stock into Liberty Capital common stock.
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
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Split-Off and provisions governing the relationship between Liberty and Liberty Interactive with respect to and resulting from the Split-Off, including cross-indemnities. Pursuant to the Services Agreement, Liberty provides Liberty Interactive with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive. Prior to the Split-Off these costs were being allocated between the tracking stock groups and Liberty does not believe these amounts will be significantly different following the completion of the Split-Off. Under the Facilities Sharing Agreement, Liberty Interactive shares office space with Liberty and related amenities at Liberty's corporate headquarters. Under these various agreements approximately $2 million of these allocated expenses were reimbursable to Liberty since the Split-Off date.
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Liberty and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Liberty Interactive, subject to certain limited exceptions, for losses and taxes resulting from the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Split-Off to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off), (ii) result from the Liberty Capital common stock or the Liberty Starz common stock not being treated as stock of Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the LEI split-off (a previously completed split-off by Liberty Interactive) and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off).
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the businesses and assets attributed to the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion there are no outstanding shares of Liberty Starz tracking stock at December 31, 2011. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols; at the date of conversion the ticker symbols changed to LMCA and LMCB.
While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them, no group was a separate legal entity and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of the tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the Company, with a single board of directors and subject to all of the risks and liabilities of the Company.
Prior to the Split-Off, during the time that Liberty Interactive had separate tracking stocks outstanding, the following changes in attribution were made between the respective tracking stock groups which impacted the attributed results of the tracking stock groups in those historical periods and the consolidated results of Liberty.
On February 25, 2010, Liberty Interactive announced that its board of directors had resolved to effect the following changes in attribution between its Capital Group and its Interactive Group, effective on that date (the "February Reattribution"):

•	the change in attribution from its Interactive Group to its Capital Group of a 14.6% ownership interest in Live Nation Entertainment, Inc.;

•	the change in attribution from its Capital Group to its Interactive Group of the following debt securities:

•	$469 million in principal amount of 4% Exchangeable Senior Debentures due 2029 (the "2029 Exchangeables");

•	$460 million in principal amount of 3.75% Exchangeable Senior Debentures due 2030 (the "2030 Exchangeables"); and

•
$492 million in principal amount of 3.5% Exchangeable Senior Debentures due 2031 (the "2031 Exchangeables", and together with the 2029 Exchangeables and the 2030 Exchangeables, the "Exchangeable Notes");

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

•
the change in attribution from its Capital Group to its Interactive Group of approximately $830 million in net taxable income to be recognized ratably in tax years 2014 through 2018 as a result of the cancellation in April 2009 of $400 million in principal amount of 2029 Exchangeables and $350 million in principal amount of 2030 Exchangeables; and

•	the change in attribution from the Capital Group to the Interactive Group of $807 million in cash.
On September 16, 2010, Liberty Interactive's board of directors approved a change in attribution of its interest in Starz Media, LLC along with $15 million in cash from its Capital Group to its Starz Group, effective September 30, 2010 (the "Starz Media Reattribution"). As a result of the Starz Media Reattribution, an intergroup payable of approximately $55 million owed by the Capital Group to the Starz Group was extinguished, and the Starz Group became attributed with approximately $54 million in bank debt, interest rate swaps and any shutdown costs associated with the winding down of the Overture Films business. Notwithstanding the Starz Media Reattribution, certain tax benefits relating to the operation of the Starz Media, LLC business during the time it was attributed to the Capital Group that may be realized from any future sale or other disposition of that business by the Starz Group was attributed to the Capital Group. The Starz Media Reattribution had no impact on the consolidated results of Liberty.
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
As discussed in note 1, the Liberty Interactive tracking stock businesses and assets remained with Liberty Interactive Corporation in the Split-Off. Liberty has reflected these reattributions discussed above prospectively for the results attributed to the tracking stock groups in prior periods. In each case, the assets and liabilities were reattributed at their book values rather than the estimated fair values of those assets and liabilities that were considered by our board of directors, among other factors, in approving the applicable reattribution. As a result, on a book value basis a change in attribution is reflected as a transfer of net assets between the tracking stocks. The principal reasons for the difference between fair value and book value is (i) the deferred tax liabilities under GAAP are required to be carried at the gross undiscounted basis difference multiplied by the company's effective tax rate whereas on a fair value basis, these future tax liabilities are not expected to be incurred for many years and therefore their present discounted value is substantially less, and (ii) certain of the senior exchangeable debentures are expected to continue to generate interest deductions for tax purposes in excess of the annual cash coupon over their remaining life, the present value of which is not reflected in the book values of the reattributed assets and liabilities.
The Pro Forma summarized unaudited balance sheets and statements of operation of Liberty as if the reattributions discussed above occurred for the Balance Sheet data as of such dates and for the Statement of Operations data as if they had occurred on January 1, 2009, are as follows:
Summary Balance Sheet Data:

December 31, 2010
amounts in millions (unaudited)
Current assets	$3,278
Investments in available-for-sale securities	3,441
Equity investments	91
Total assets	9,563
Long-term debt	818
Parent's investment	5,155

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Summary Operations Data:

	Years ended December 31,
	2010	2009
	amounts in millions (unaudited)
Revenue	$2,050	1,853
Operating income (loss)	195	9
Interest expense	(21)	(34)
Share of losses of affiliates	(62)	(82)
Realized and unrealized gains (losses) on financial instruments, net	170	434
Earnings (loss) from continuing operations attributable to Liberty stockholders:
Liberty Capital group	$788	461
Liberty Starz group	$206	213

Due to the timing of the TWX reattribution, in February 2011, any Pro Forma impact to the 2011 results was considered insignificant. Therefore, no Pro Forma information was considered necessary.

(3)    Summary of Significant Accounting Policies
Cash and Cash Equivalents
 Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.
Receivables
 Receivables are reflected net of an allowance for doubtful accounts and sales returns. Such allowance aggregated $39 million and $32 million at December 31, 2011 and 2010, respectively. Activity in the periods ended December 31, 2011, 2010 and 2009 included $9 million, zero and $7 million of bad debt charged to expense, respectively, and $2 million, $3 million and $1 million of write-offs, respectively.
Program Rights
The cost of program rights for films and television programs exhibited by Starz Channels are generally amortized on a film-by-film basis over the anticipated number of exhibitions. Starz Channels estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense using the straight-line method over the respective lives of the agreements. Starz Channels generally has rights to two separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the first and second window based upon the proportionate estimated fair value of each window. Considerable management judgment is necessary to estimate the fair value of each window. Changes in estimate could significantly impact programming costs in the future.
Investment in Films and Television Programs
Investment in films and television programs is included in other assets and generally includes the cost of completed films, television programs and original productions which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films, television programs or original productions in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution rights, acquisition of story rights and the development of stories less the license fee for original productions, which have aired on the Starz linear channels on demand or on the Internet. Starz allocates the cost of its original productions between the license fee for pay television and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The license fee associated with original productions is reclassified to program rights when the program is aired. Investment in films and television programs is stated at the lower of unamortized cost or estimated fair value on an individual film basis. Investment in films and television programs are amortized using the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films, television programs and original productions bear to an estimate of the remaining unrecognized ultimate revenue. Ultimate revenue estimates do not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. Estimates of ultimate revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management's future revenue estimates.
Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film or television program. Costs of films, television programs and original productions in development or pre-production are charged to expense when a project is abandoned, or generally if the film, television program or original production has not been set for production within three years from the time of the first capitalized transaction.
Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film, television program or original production may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film, television program or original production is less than its unamortized cost, the excess of unamortized costs over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs. Changes in these estimates could significantly impact the impairment analysis in the future.
Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. U.S. generally accepted accounting principles ("GAAP") permit entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). Under other relevant GAAP, entities were required to recognize changes in fair value of AFS securities in the balance sheet in accumulated other comprehensive earnings. Liberty has entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges are reflected in Liberty's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, Liberty has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statement of operations. The total value of AFS securities for which the Company has elected the fair value option aggregated $1,435 million and $3,768 million as of December 31, 2011 and 2010, respectively.
Other investments in which the Company's ownership interest is less than 20% and are not considered marketable securities are carried at cost.
For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company's investment in, advances to and commitments for the investee. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag. The Company's share of net earnings or loss of affiliates also includes any other than temporary declines in fair value recognized during the period.
Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity investee ("SAB 51 Gain"), are recognized in equity.
The Company continually reviews its equity investments and its AFS securities which are not Non-strategic Securities to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company's carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, the Company

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

considers the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; analysts' ratings and estimates of 12 month share price targets for the investee; changes in stock price or valuation subsequent to the balance sheet date; and the Company's intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value. In situations where the fair value of an investment is not evident due to a lack of a public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such investment. The Company's assessment of the foregoing factors involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. Writedowns for AFS securities which are not Non-strategic Securities are included in the consolidated statements of operations as other than temporary declines in fair values of investments. Writedowns for equity method investments are included in share of earnings (losses) of affiliates.
Derivative Instruments and Hedging Activities
All of the Company's derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. The Company has entered into several interest rate swap agreements to mitigate the cash flow risk associated with interest payments related to certain of its variable rate debt. None of the Company's derivatives are currently designated as hedges.

The fair value of the Company's derivative instruments are estimated using the Black-Scholes model. The Black-Scholes model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtained volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate was obtained at the inception of the derivative instrument and updated each reporting period in which equity collars were outstanding, based on the Company's estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Considerable management judgment was required in estimating the Black-Scholes variables.
Property and Equipment
Property and equipment, including significant improvements, is stated at cost. Depreciation is computed using the straight-line method using estimated useful lives of 3 to 20 years for support equipment and 10 to 40 years for buildings and improvements.
Intangible Assets
 Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Equity method goodwill is also not amortized, but is evaluated for impairment upon certain triggering events.
The Company performs at least annually an impairment analysis and as discussed below, in Recent Accounting Pronouncements, the Company adopted the recent accounting guidance relating to annual assessments of recoverability of goodwill and utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. In evaluating goodwill on a qualitative basis the Company reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. The Company considered whether there was any negative macroenomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

If a step one test would have been necessary based on the qualitative factors the Company would compare the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.
Impairment of Long-lived Assets
The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets. Accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Noncontrolling Interests
Prior to January 1, 2009, recognition of the noncontrolling interests' share of losses of subsidiaries was generally limited to the amount of such noncontrolling interests' allocable portion of the common equity of those subsidiaries. Effective January 1, 2009, the Company adopted new guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. Among other matters, (a) the previous limitations on allocation of losses to the noncontrolling interests were eliminated, (b) the noncontrolling interest is reported within equity in the balance sheet and (c) the amount of combined net income attributable to the parent and to the noncontrolling interest is presented in the statement of income. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity. The Company has applied the changes prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented.
Revenue Recognition
Revenue is recognized as follows:

•
Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. During the year ended December 31, 2011, approximately 56% of the Starz Channels' revenue was generated by its three largest customers, Comcast, DIRECTV and Dish Network, each of which individually generated 10% or more of the Starz Channels' revenue for such period.

•
TruePosition earns revenue from the sale and licensing of equipment with embedded software and related service and maintenance. For contracts entered into prior to the adoption of new revenue accounting guidance with multiple element arrangements with vendor specific objective evidence, the Company recognized revenue for each specific element when the earnings process is complete. If vendor specific objective evidence did not exist, revenue was deferred and recognized on a straight-line basis over the remaining term of the maintenance period after all other elements had been delivered. The Company adopted the new revenue accounting guidance prospectively (see the Recent Accouting Pronouncements header for information on the adoption of the revenue accounting guidance) so subsequent to January 1, 2011 any new contracts or materially modifed contracts with multiple element arrangements are accounted for based on the relative fair value of each separate element and recognized as earned.

•
Revenue from the sale of DVDs is recognized net of an allowance for estimated returns, on the later of estimated receipt of the product by the customer or after any restrictions on the sale lapse. Revenue from television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement, the license period has begun and is available for telecast or exploitation. Revenue from the theatrical release of feature films is recognized at the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

time of exhibition based on the Company's participation in box office receipts.

•
Revenue for ticket sales, local radio and television rights, signage and suites are recognized on a per game basis during the baseball season based on a pro rata share of total revenues earning during the entire baseball season to the total number of home games during the season. Concession revenue is recognized as commissions are earned from the sale of food and beverage at the stadium in accordance with agreements with the Company's concessions vendors. Major League Baseball (MLB) revenue is earned throughout the year based on an estimate of revenues generated by MLB on behalf of the 30 MLB clubs through the MLB Central Fund and MLB Properties and revenue sharing income or expense.

Additionally, TruePosition's contract with T-Mobile expired in mid-2011; however software maintenance services ordered prior to that date continued to be provided through the end of the year. TruePosition had deferred substantially all of the revenue earned from T-Mobile since the inception of the contract due to an obligation to provide specified upgrades which were not delivered and for which no Vendor Specific Objective Evidence existed. Upon expiration of the software maintenance period, this obligation ceased to exist and, accordingly, TruePosition recognized approximately $491 million and $242 million of previously deferred revenue and costs, respectively.
Advertising Costs
Advertising costs generally are expensed as incurred. Advertising expense aggregated $114 million, $154 million and $211 million for the years ended December 31, 2011, 2010 and 2009, respectively. Co-operative marketing costs incurred as part of affiliation agreements with distributors are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.
Stock-Based Compensation
As more fully described in note 15, Liberty has granted to its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of Liberty common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
Included in selling, general and administrative expenses in the accompanying combined statements of operations are the following amounts of stock-based compensation (amounts in millions):

Years ended:
December 31, 2011	$32
December 31, 2010	$83
December 31, 2009	$81
Included in earnings from discontinued operations for the year ended December 31, 2009 is $55 million of stock-based compensation related to stock options and restricted stock, the vesting of which was accelerated in connection with the closing of the DTV Business Combination.
As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty equity Awards was approximately $68 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.
Income Taxes
The Company was included in the consolidated tax return of Liberty Interactive through the date of the Split-Off. Following the Split-Off the Company files its own consolidated tax return. The Company accounts for income taxes using the asset and

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.
When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.
Earnings attributable to Liberty Stockholders Per Common Share
Net earnings attributable to Liberty stockholders are comprised of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Earnings (loss) from continuing operations	$812	1,021	340
Earnings from discontinued operations	—	—	5,864
Net earnings (loss) attributable to Liberty stockholders	$812	1,021	6,204
Basic earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares that were outstanding for the period at the Company. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares (WASO) of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the years ended December 31, 2011 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Years ended December 31,
	2011	2010	2009
	number of shares in millions
Basic WASO	85	90	96
Stock options	3	3	1
Diluted WASO	88	93	97

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following WASO of Liberty Starz common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Starz common stock immediately after the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz for .88129 of a share of the corresponding series of Liberty Capital common stock (plus cash in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, as of December 31, 2011, there were zero shares of Liberty Starz Common stock outstanding and the Basic and Diluted EPS calculations are through the Conversion date.

	Years ended December 31,
	2011	2010	2009
	number of shares in millions
Basic WASO	51	50	463
Stock options	2	2	3
Diluted WASO	53	52	466
Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) fair value measurements, (ii) accounting for income taxes, (iii) assessments of other-than-temporary declines in fair value of its investments and (iv) amortization of program rights to be its most significant estimates.
The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company's consolidated financial statements.
Recent Accounting Pronouncements
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
The Company adopted the revenue guidance on a prospective basis as of January 1, 2011. There was no financial statement impact on that date as a result of the adoption of the new accounting guidance. In the first quarter of 2011, TruePosition, a consolidated subsidiary of the Company, entered into an amended contract with AT&T (one of TruePosition's largest customers) that materially changed the terms of the existing contract. The transition provisions of the new accounting guidance require that when a contract is materially modified it is subject to the new accounting requirements. This resulted in the Company recognizing revenue for all the delivered elements meeting the separation criteria, previously deferred under the previous accounting guidance.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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
In September 2011, the Financial Accounting Standards Boards amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. As summarized in ASU 2011-08, ASC Topic 350 has been amended to simplify how entities test goodwill for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Previously, under ASC Topic 350 an entity would be required to test goodwill, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, then, if the carrying amount was greater than the fair value of the reporting unit, step two of the test would be required to determine whether an impairment was necessary. In evaluating goodwill on a qualitative basis we reviewed the business performance of each reporting unit and evaluated other relevant factors as identified in ASU 2011-08 to determine whether it was more likely than not that an indicated impairment existed for any of our reporting units. As part of the analysis we also considered fair value determinations for certain reporting units that had been made at various points throughout the year for other purposes. We do not believe the outcome of performing a qualitative analysis versus immediately performing a step one test had any financial statement impact.

(4)    Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Cash paid for interest	$12	66	140

Cash paid (received) for income taxes	$193	161	(44)

(5)    Discontinued Operations

Split Off of LEI

On February 27, 2008, Liberty Interactive completed a transaction with News Corporation (the "News Corporation Exchange") in which Liberty Interactive exchanged all of its 512.6 million shares of News Corporation common stock valued at $10,143 million on the closing date for a subsidiary of News Corporation that held an approximate 41% interest in DIRECTV, three regional sports television networks and $463 million in cash. Liberty Interactive accounted for the News Corporation Exchange as a nonmonetary exchange and recognized a pre-tax gain of $3,665 million based on the difference between the fair value and the cost basis of the News Corporation shares exchanged. The News Corporation Exchange qualified as an IRC Section 355 transaction, and therefore did not trigger federal or state income tax obligations. In addition, upon consummation of such transaction, the deferred tax liability previously recorded for the difference between Liberty Interactive's book and tax bases in its News Corporation investment in the amount of $1,791 million was reversed with an offset to income tax benefit.

On April 3, 2008, Liberty Interactive purchased 78.3 million additional shares of DIRECTV common stock in a private transaction for cash consideration of $1,980 million. Liberty Interactive funded the purchase with borrowings against a newly executed equity collar on 110 million DIRECTV common shares. As a result of the additional shares acquired and stock repurchases by DIRECTV, Liberty Interactive's ownership interest in DIRECTV increased to approximately 57% as of November 19, 2009. However, due to a standstill agreement with DIRECTV, Liberty Interactive's ability to control DIRECTV was limited, and Liberty Interactive accounted for its investment using the equity method of accounting. Liberty Interactive's share of the earnings of DIRECTV, including amortization of Liberty Interactive's excess basis related to DIRECTV, aggregated $386 million in 2009. Such share of earnings are net of amortization of Liberty Interactive's excess basis of $279 million in 2009.

On November 19, 2009, Liberty Interactive completed the split-off of LEI, and the business combination transaction among

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Liberty Interactive, LEI and DIRECTV (the "LEI Split-Off). LEI held Liberty Interactive's 57% interest in DIRECTV (which had a carrying value of $13,475 million at the time of the LEI Split-Off), a wholly owned subsidiary Liberty Sports Holdings, LLC, 65% interest in Game Show Network, LLC and approximately $120 million in cash and cash equivalents, and approximately $2,000 million of indebtedness. All of the businesses, assets and liabilities that were attributed to the Entertainment Group and were not held by LEI remained with Liberty and continue to be attributed to the Entertainment Group, which Liberty Interactive redesignated as the Starz Group.

Immediately following the LEI Split-Off, Liberty Interactive, LEI and DIRECTV completed the DTV Business Combination, and each of LEI and DIRECTV became wholly owned subsidiaries of a new public holding company ("Holdings"), and LEI repaid loans to Liberty Interactive in the amount of $226 million. Pursuant to the DTV Business Combination, (i) John C. Malone, Chairman of the boards of Liberty Interactive, LEI and DIRECTV, and certain related persons (collectively, "the Malones") contributed each of their shares of LEI Series B common stock to Holdings for 1.11130 shares of Holdings Class B common stock (with payment of cash in lieu of any fractional shares), (ii) LEI merged with a wholly-owned subsidiary of Holdings, and each share of LEI common stock (other than shares of LEI Series B common stock held by the Malones) was exchanged for 1.11130 shares of Holdings Class A common stock (with payment of cash in lieu of any fractional shares), and (iii) DIRECTV merged with a wholly-owned subsidiary of Holdings, and each share of DIRECTV common stock was exchanged for one share of Holdings Class A common stock.

Because the LEI Split-Off was conditioned on, among other matters, satisfaction and waiver of all conditions to the DTV Business Combination, the LEI Split-Off and the DTV Business Combination have been recorded at fair value, and Liberty Interactive recognized an approximate $5,900 million gain on the transaction. Such gain is included in earnings from discontinued operations in the accompanying consolidated statement of operations. Due to the tax-free nature of the LEI Split-Off and the DTV Business Combination, no taxes have been recorded on the gain for financial statement purposes.

Certain combined statement of operations information for LEI, which is included in earnings from discontinued operations, is as follows:

Year ended December 31, 2009
amounts in millions
Revenue	$240
Earnings before income taxes (1)	$5,770

(1)	Includes the gain from the LEI Split-Off/DTV Business Combination in 2009.

(6)   Assets and Liabilities Measured at Fair Value
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Liberty's assets and liabilities measured at fair value are as follows:

	December 31, 2011				December 31, 2010
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$299	—	299	—	509	$—	509	—
Available-for-sale securities	$1,851	1,441	410	—	4,541	4,165	376	—
Financial instruments	$7	—	7	—	1,230	1,219	11	—
Debt	$—	—	—	—	1,283	—	1,283	—
The majority of Liberty's Level 2 financial assets are investments in debt related instruments. The Company notes that these assets are not always traded publicly or not considered to be traded on "active markets," as defined in GAAP. The fair values for such instruments are derived from a typical model using observable market data as the significant inputs. The fair value of debt in the prior year was based on quoted market prices but not considered to be traded on "active markets," as defined by GAAP. Accordingly, those Available-for-sale securities, financial instruments and debt are reported in the foregoing table as Level 2 fair value.
(7)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously had entered into economic hedges for certain of its non-strategic AFS securities (although such instruments are not accounted for as fair value hedges by the Company). Changes in the fair value of those economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company has elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $1,435 million as of December 31, 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	December 31, 2011	December 31, 2010
	amounts in millions
Time Warner Inc.(1)(2)	$340	1,101
Time Warner Cable Inc.(1)(2)	150	567
Sprint Nextel Corporation ("Sprint")(1)	44	301
Motorola Solutions(1)	—	471
Viacom, Inc.	345	301
Live Nation(3)	24	389
Century Link, Inc.(1)	67	248
Barnes & Noble, Inc. (4)	253	—
Priceline(1)	—	208
Other AFS equity securities(1)(2)	46	176
SIRIUS XM debt securities	384	384
Other AFS debt securities	206	404
	$1,859	4,550
___________________________

(1)
Includes shares previously pledged as collateral for share borrowing arrangements. These arrangements were settled in the fourth quarter of 2011 through the release of these shares, held as collateral, to the counterparty. See note 9 for additional discussion.

(2)	As discussed in note 2, prior to the Split-Off, certain of these securities were reattributed from the Capital Group to the Interactive Group in the first quarter of 2011.

(3)
In June 2011, Liberty acquired an additional 5.5 million shares of Live Nation for $58 million. The additional ownership requires the Company to account for the investment as an equity method affiliate. For additional discussion see note 7. Liberty continues to hold debt securities in Live Nation which are included in available-for-sale securities.

(4)
In August 2011, Liberty acquired 204,000 shares of preferred stock of Barnes & Noble, Inc., which is convertible into an approximate 17% common equity interest, for $204 million. The preferred stock pays dividends at a rate of 7.75% per annum. Liberty has elected to account for its investment in Barnes & Noble at fair value. Accordingly, changes in fair value of Barnes & Noble, Inc. preferred stock are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations.

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	December 31, 2011		December 31, 2010
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$1	57	32	66
Gross unrealized holding losses (1)	$—	—	—	—
___________________________

(1)	Liberty does not currently have any gross unrealized losses that have been in such position for greater than a year.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(8)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2011, and the carrying amount at December 31, 2010:

	December 31, 2011			December 31, 2010
	Percentage ownership	Market Value	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM	41%	$4,708	$64	5
Live Nation(a)	21%	$326	377	—
Other	various	N/A	126	86
			$567	91
The following table presents the Company's share of earnings (losses) of affiliates:

	Years ended December 31,
	2011	2010	2009
SIRIUS XM	$68	(41)	(28)
Live Nation(a)	(34)	—	—
Other	15	(23)	(16)
	$49	(64)	(44)
___________________________

(a)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence absent other factors to rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods, both quantitatively and qualitatively, the Company has recorded such amounts in the current year. Approximately $12 million of the losses recorded for the year ended December 31, 2011 relate to the prior year.

Sirius XM Radio Inc.
Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings (loss) for SIRIUS XM on a three-month lag due to timeliness considerations.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
	amounts in millions
Current assets	$1,033	992
Property and equipment, net	1,703	1,761
Intangible assets	2,588	2,633
Goodwill	1,835	1,835
Other assets	166	162
Total assets	$7,325	7,383
Current liabilities	$2,158	2,350
Deferred income taxes	936	915
Long-term debt	2,678	2,696
Other liabilities	938	1,214
Stockholders' equity	615	208
Total liabilities and equity	$7,325	7,383

SIRIUS XM Consolidated Statement of Operations

	Trailing Twelve months ended September 30,		Nine months ended December 31,
	2011	2010	2009
	amounts in millions
Revenue	$2,967	2,757	1,796
Cost of services	(1,114)	(1,081)	(791)
Selling, general and administrative expenses	(931)	(907)	(599)
Restructuring, impairments and related costs	(60)	(7)	(30)
Depreciation and amortization	(268)	(285)	(231)
Operating income	594	477	145
Interest expense	(303)	(289)	(240)
Loss on extinguishment of debt	(92)	(39)	(264)
Other income (loss), net	85	(1)	5
Income tax expense	(9)	(9)	(3)
Net income (loss) from continuing operations	275	139	(357)
Preferred stock beneficial conversion feature	—	—	(186)
Net income attributable to SIRIUS XM stockholders	$275	139	(543)
As of December 31, 2011, the SIRIUS XM Preferred Stock had a market value of $4,708 million based on the value of the common stock into which it is convertible.

(9)   Financial Instruments
Borrowed Shares
From time to time and in connection with certain of its derivative instruments, the Company borrows shares of the underlying securities from a counterparty and delivers these borrowed shares in settlement of maturing derivative positions. In these transactions, a similar number of shares that are owned by the Company have been posted as collateral with the counterparty. These share borrowing arrangements can be terminated at any time at the Company's option by delivering shares to the counterparty. The counterparty can terminate these arrangements at any time. The liability under these share borrowing arrangements is marked

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

to market each reporting period with changes in value recorded in unrealized gains or losses in the consolidated statement of operations. The shares posted as collateral under these arrangements are marked to market each reporting period with changes in value recorded as unrealized gains or losses in the consolidated statement of operations.The Company settled all the outstanding borrowed share arrangements in the fourth quarter of 2011 by releasing the shares posted as collateral to the counterparty. The fair value of the available-for-sale securities at the time the shares were released to the counterparty was $1,134 million, which completely offset the $1,134 million financial instrument liability related to the share borrowing arrangement. During the year ended December 31, 2011, other borrowed share arrangements were settled in a similar manner that retired $189 million in financial instrument liabilities through the delivery of $189 million in fair value of available-for-sale securities. The Company's liability related to the share borrowing arrangement was $1,219 million at December 31, 2010 which was equal to the fair value of the underlying shares held as collateral by the counterparty.
Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2011	2010	2009

Non-strategic Securities(1)	$254	669	1,076
Borrowed shares(1)	(104)	(254)	(301)
Net change from Non-strategic securities(1)	150	415	775
Exchangeable senior debentures	(85)	(111)	(670)
Equity collars	—	(2)	(101)
Other	3	(42)	(38)
	$68	260	(34)

(1) As described above, gains and (losses) on borrowed shares completely offset the gains and (losses) on the same Non-strategic Securities owned by the Company.

(10)    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Starz, LLC	ANLBC	TruePosition	Other	Total
Balance at January 1, 2010	$132	180	20	2	334
Impairment	—	—	—	(2)	(2)
Other	—	—	—	—	—
Balance at December 31, 2010	132	180	20	—	332
Impairment	—	—	—	—	—
Other	—	—	—	—	—
Balance at December 31, 2011	$132	180	20	—	332
Other intangible assets not subject to amortization include Franchise Rights ($143 million) owned by ANLBC and other intangibles (zero and $10 million, respectively) as of December 31, 2011 and 2010. As of December 31, 2011, the accumulated impairment losses for Starz, LLC was $2,960 million.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible Assets Subject to Amortization
Intangible assets subject to amortization are comprised of the following:

	December 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	amounts in millions
Customer relationships	$51	(20)	31	79	(42)	37
Other	562	(458)	104	637	(510)	127
Total	$613	(478)	135	716	(552)	164
Customer relationships are amortized over 10-14 years. Amortization expense was $32 million, $48 million and $55 million for the years ended December 31, 2011, 2010 and 2009, respectively. Based on its amortizable intangible assets as of December 31, 2011, Liberty expects that amortization expense will be as follows for the next five years (amounts in millions):

2012	$19
2013	$17
2014	$12
2015	$10
2016	$10

(11) Debt
Debt is summarized as follows:

	Outstanding Principal December 31, 2011	Carrying value
		December 31, 2011	December 31, 2010
	amounts in millions
Exchangeable Senior Debentures 3.125% due 2023	$—	—	1,283
Bank Facility	750	750	750
Starz Bank Facility	505	505	—
Other subsidiary debt	40	40	105
Total debt	$1,295	1,295	2,138
Less current maturities		(754)	(37)
Total long-term debt		$541	2,101
Exchangeable Senior Debentures
As discussed in note 2, in the first quarter of 2011 the board of directors of Liberty Interactive reattributed the 3.125% Exchangeable Senior Debentures from its Capital Group to its Interactive Group which was reflected on a prospective basis.
Bank Facility
The outstanding balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal matures in March 2012. Due to the investment restrictions contained in the agreements related to these borrowings and the maturity date of the related borrowings, the uninvested cash balance of $660 million is included in restricted cash in the accompanying consolidated balance sheet at December 31, 2011. The restricted cash and AFS debt investments associated with these borrowings are available to satisfy the obligations at maturity.
Starz Bank Facility
In November 2011, Starz, LLC entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

$50 million sub-limit for standby letters of credit, and $500 million of term loans. Starz may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% to 1.75% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, depending on Starz's Consolidated Leverage Ratio (as defined in the Credit Agreement). Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than prepayment of the term loans with the net cash proceeds from any issuance or incurrence of notes or term loans intended primarily for issuance to institutional investors, other than incremental term loans. Any amounts prepaid on the revolving facility may be reborrowed. The loans are scheduled to mature $25 million in 2013, $25 million in 2014, $50 million in 2015 and the remainder on November 16, 2016. Payment of the loans may be accelerated following certain customary events of default.

The payment and performance of Starz's obligations under the Credit Agreement are guaranteed by each Material Domestic Subsidiary (as defined in the Credit Agreement) of Starz. In addition, pursuant to Pledge Agreements, the obligations under the Credit Agreement are secured by a pledge of all of Starz's equity interests held directly or indirectly by the Company and a pledge of all equity interests of each Material Domestic Subsidiary held directly or indirectly by Starz. The Credit Agreement provides for release of the pledges if Starz's Consolidated Leverage Ratio is less than 1.50 to 1.00 for two consecutive fiscal quarters.

The Credit Agreement contains certain affirmative and negative covenants, including certain restrictions with respect to liens, mergers, sales of assets, transactions with affiliates, indebtedness, dividends and investments and limitations on Starz's Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio, each as defined in the Credit Agreement. As of December 31, 2011 Starz is in compliance with all of its debt covenants. As of December 31, 2011, Starz had approximately $995 million available under the credit facility.
Subsidiary Debt
Subsidiary debt at December 31, 2011 is comprised of capitalized satellite transponder lease obligations.
Five Year Maturities
The annual principal maturities of Liberty's debt for each of the next five years is as follows (amounts in millions):

2012	$754
2013	$29
2014	$30
2015	$55
2016	$410
Fair Value of Debt
Due to its variable rate nature, the Company believes that the carrying amount of its debt approximated fair value at December 31, 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(12)    Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Current:
Federal	$(253)	(211)	204
State and local	(7)	(8)	13
Foreign	(1)	(5)	(2)
	(261)	(224)	215
Deferred:
Federal	(19)	721	(65)
State and local	(39)	61	20
Foreign	—	—	—
	(58)	782	(45)
Income tax benefit (expense)	$(319)	558	170
Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2011	2010	2009
	amounts in millions
Computed expected tax benefit (expense)	$(394)	(160)	(59)
Disposition of consolidated subsidiaries	—	462	—
Settlements with taxing authorities	—	211	—
State and local income taxes, net of federal income taxes	(28)	34	16
Change in valuation allowance affecting tax expense	(20)	7	9
Recognition of tax benefits not previously recognized, net	109	—	201
Other, net	14	4	3
Income tax benefit (expense)	$(319)	558	170

The significant reconciling items as noted in the table are the result of settlements reached with the IRS regarding some of our tax positions taken on the Company's prior year tax returns. During the fourth quarter of 2011, the Company and the IRS agreed to certain tax treatments of several disputed items on the Company's 2010 tax return. Upon settlement, the Company recorded additional tax benefit through the statement of operations due to the reversal of certain tax reserves ($104 million) and settled net tax liabilities previously recorded for cash consideration of $136 million. During the fourth quarter of 2010, the Company recognized a net federal tax benefit of $211 million due to an agreement reached with the IRS with respect to settlement of certain derivative contracts reported on the Company's 2009 income tax return. During 2009, due to the completion of audits with taxing authorities, the Company reversed certain tax reserves and recorded a corresponding tax benefit of $201 million through the statement of operations.

Additionally, in fourth quarter of 2010, the Company recognized a deferred tax benefit of $462 million from the sale of certain consolidated subsidiaries. This position was settled as part of the agreement reached with the IRS during the fourth quarter of 2011.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2011	2010
	amounts in millions
Deferred tax assets:
Net operating and capital loss carryforwards	$76	590
Accrued stock compensation	41	39
Other accrued liabilities	60	59
Discount on exchangeable debentures	—	48
Deferred revenue	18	409
Other future deductible amounts	31	26
Deferred tax assets	226	1,171
Valuation allowance	(30)	(9)
Net deferred tax assets	196	1,162
Deferred tax liabilities:
Investments	419	1,366
Intangible assets	100	106
Other	27	31
Deferred tax liabilities	546	1,503
Net deferred tax liabilities	$350	341
The Company's deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2011	2010
	amounts in millions
Current deferred tax liabilities (assets)	$(61)	712
Long-term deferred tax liabilities (assets)	411	(371)
Net deferred tax liabilities	$350	341
 The Company's net increase in the valuation allowance was $21 million in 2011. The gross change in valuation allowance that affected tax expense was $20 million.
 At December 31, 2011, the Company had federal net operating and capital loss carryforwards for income tax purposes aggregating approximately $118 million which, if not utilized to reduce taxable income in future periods, $1 million will expire in 2012, $68 million will expire in 2015 and $49 million will expire beyond 2016. The foregoing net operating and capital loss carryforwards are subject to certain limitations and may not be currently utilized.
During the year ended December 31, 2011 the Company utilized a significant portion of the gross deferred tax assets and liabilities. This was primarily the result of an agreement reached with the IRS during the fourth quarter of 2011, which resulted in a decrease to the Company's short term deferred income tax liability, related to the recognition of deferred derivative gains, and a decrease to the Company's long term deferred income tax asset, related to the use of capital losses. In addition, as a result of the Company recognizing significant deferred revenue and costs during 2011, the net deferred tax asset related to the deferred revenue decreased significantly.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

A reconciliation of unrecognized tax benefits is as follows:

	December 31,
	2011	2010
	amounts in millions
Balance at beginning of year	$158	45
Additions based on tax positions related to the current year	—	118
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(6)	(5)
Lapse of statute and settlements	(118)	—
Balance at end of year	$34	158
        As of December 31, 2011, the Company had recorded tax reserves of $34 million related to unrecognized tax benefits for uncertain tax positions. If such tax benefits were to be recognized for financial statement purposes, $28 million would be reflected in the Company's tax expense and affect its effective tax rate. The Company's estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.
        As of December 31, 2011, the Company's 2001 through 2007 tax years are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2008 through 2010 tax years. The Company's tax loss carryforwards from its 2008 through 2010 tax years are still subject to adjustment. The Company's 2011 tax year is being examined currently as part of the IRS's Compliance Assurance Process ("CAP") program. Various states are currently examining the Company's prior years state income tax returns. It is reasonably possible that the amount of the Company's gross unrecognized tax benefits may decrease within the next twelve months by up to $5 million.
        As of December 31, 2011, the Company had no accrued interest and penalties recorded related to uncertain tax positions.

(13)    Stockholders' Equity

Preferred Stock

Liberty's preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Liberty's board of directors. As of December 31, 2011, no shares of preferred stock were issued.

Common Stock

Series A Liberty Capital common stock has one vote per share and Series B Liberty Capital common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2011, there were 7.7 million shares of Series A Liberty Capital common stock reserved for issuance under exercise privileges of outstanding stock options.

In addition to the Series A and Series B Liberty Capital common stock there are 2 billion shares of Series C Liberty Capital common stock authorized for issuance. As of December 31, 2011, no shares of any Series C common stock were issued or outstanding.

Purchases of Common Stock

As described in note 2, in November of 2011, Liberty exchanged each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares .

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Additionally, in November 2009, Liberty Interactive redeemed 90% of its outstanding Liberty Entertainment common stock for shares of LEI, and the Liberty Entertainment common stock was redesignated as Liberty Starz common stock.

During the year ended December 31, 2009, the Company repurchased 642,400 shares of Series A Liberty Capital common stock for aggregate cash consideration of $5 million and 272,400 shares of Series A Liberty Starz common stock for aggregate cash consideration of $13 million.

During the year ended December 31, 2010 the Company repurchased 15,632,700 shares of Series A Liberty Capital common stock for aggregate cash consideration of $714 million and 835,700 shares of Series A Liberty Starz common stock for aggregate cash consideration of $40 million.

During the year ended December 31, 2011 the Company repurchased 5,229,166 shares of Series A Liberty Capital common stock for the aggregate cash consideration of $365 million and 1,534,200 shares of Series A Liberty Starz common stock for aggregate cash consideration of $100 million.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

(14)    Transactions with Officers and Directors

Chief Executive Officer Compensation Arrangement

On December 17, 2009, the Compensation Committee (the "Committee") of Liberty approved a new compensation arrangement for its President and Chief Executive Officer (the "CEO"). The arrangement provides for a five year employment term which began on January 1, 2010 and ends December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year's base salary, and an annual target cash bonus equal to 200% of the applicable year's annual base salary. The arrangement also provides that, in the event the CEO is terminated for "cause" or terminates his employment without "good reason," he will be entitled only to his accrued base salary and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If, however, the CEO is terminated by Liberty without cause or if he terminates his employment for good reason, the arrangement provides for him to receive $7.8 million and for his unvested restricted shares and unvested options to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options to remain exercisable until their respective expiration dates. Lastly, in the case of the CEO's death or his disability, the arrangement provides for a payment of $7.8 million, for his unvested restricted shares and unvested options to fully vest and for his vested and accelerated options to remain exercisable until their respective expiration dates.

Salary compensation related to services provided by the CEO are allocated from Liberty to Liberty Interactive pursuant to the Services Agreement. Any cash bonus attributable to the performance of Liberty and Liberty Interactive is paid directly by Liberty and Liberty Interactive, respectively.

Chairman's Employment Agreement

On December 12, 2008, the Committee determined to modify its employment arrangements with its Chairman of the Board, to permit the Chairman to begin receiving payments in 2009 in satisfaction of Liberty's obligations to him under two deferred compensation plans and a salary continuation plan. Under one of the deferred compensation plans (the "8% Plan"), compensation has been deferred by the Chairman since January 1, 1993 and accrues interest at the rate of 8% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 8% Plan aggregated approximately $2.4 million at December 31, 2008. Under the second plan (the "13% Plan"), compensation was deferred by the Chairman from 1982 until December 31, 1992 and accrues interest at the rate of 13% per annum compounded annually from the applicable date of deferral. The amount owed to the Chairman under the 13% Plan aggregated approximately $20 million at December 31, 2008. Both deferred compensation plans had provided for payment of the amounts owed to him in 240 monthly installments beginning upon termination of his employment. Under his salary continuation plan, the Chairman would have been entitled to receive $15,000 (increased at the rate of 12% per annum compounded annually from January 1, 1998 to the date of the first payment, (the "Base Amount") per month for 240 months beginning upon termination of his employment. The amount owed to the Chairman under the salary continuation plan aggregated approximately $39 million at December 31, 2008. There is no further accrual of interest under the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

salary continuation plan once payments have begun.

The Committee determined to modify all three plans and began making payments to the Chairman in 2009, while he remains employed by the company. By commencing payments under the salary continuation plan, interest ceased to accrue on the Base Amount. As a result of these modifications, the Chairman will receive 240 equal monthly installments as follows: (1) approximately $20,000 under the 8% Plan; (2) approximately $237,000 under the 13% Plan; and (3) approximately $164,000 under the salary continuation plan.

The Committee also approved certain immaterial amendments to the Chairman's employment agreement intended to comply with Section 409A of the Internal Revenue Code.

(15)    Stock-Based Compensation

Liberty - Incentive Plans

In connection with the Split-Off, awards with respect to Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock were converted to awards with respect to Liberty's Series A and Series B Liberty Starz and Liberty Capital common stock pursuant to the Liberty Media Corporation Transitional Stock Adjustment Plan (the "Transitional Plan"). Following the Split-Off and the Conversion, the Transitional Plan governs the terms and conditions of such stock options and SARs (collectively, "Awards"), in respect of a maximum of 7.8 million shares of Liberty Capital common stock, to purchase shares of Series A and Series B Liberty Capital common stock. No additional grants may be made pursuant to the Transitional Plan. Therefore, the activity associated with such Awards of Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock, prior to the Split-Off, have been reflected as Awards of Liberty in the consolidated financial statements.

Pursuant to the Liberty Media Corporation 2011 Incentive Plan (the "2011 Plan"), the Company may grant Awards to be made in respect of a maximum of 23.8 million shares of Liberty common stock. Awards generally vest over 4-5 years and have a term of 7-10 years. Liberty issues new shares upon exercise of equity awards.

Pursuant to the Liberty Media Corporation 2011 Nonemployee Director Incentive Plan, as amended from time to time (the "2011 NDIP"), the Liberty Board of Directors has the full power and authority to grant eligible nonemployee directors stock options, SARs, stock options with tandem SARs, and restricted stock.

The 2011 Plan and the 2011 NDIP were each approved by our board of directors prior to the Split-Off. We expect the shareholders of the Company to ratify such approvals at our 2012 Annual Meeting of Shareholders.
Additionally, in November 2011, the Company exchanged each share of outstanding Liberty Starz common stock for 0.88129 shares of Liberty Capital common stock (plus cash in lieu of fractional share interests). The outstanding Liberty Starz stock options, SARs and restricted stock were also exchanged for Liberty Capital stock options, SARs and restricted stock using the same ratio, and an adjustment was made to the strike price, as applicable, using the same ratio. The exchange of stock options, SARs and restricted stock was considered a modification of the previous Award. However, the impact to compensation expense was not significant.
Liberty - Grants of Liberty Capital and Starz tracking stock options
  Awards granted in 2011, 2010 and 2009 pursuant to the Incentive Plans discussed above are summarized as follows:

	Years ended December 31,
	2011		2010		2009
	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value	Options granted	Weighted average grant-date fair value
Series A Liberty Capital	162,347	$33.95	1,135,622	$19.56	1,649,511	$12.17
Series A Liberty Starz	496,000	$21.36	887,818	$21.32	2,083,429	$14.33

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

During the year ended December 31, 2011, the Company granted, primarily to Starz employees, 496,000 options to purchase shares of Series A Liberty Starz common stock. Such options had a weighted average grant-date fair value of $21.36 per share. These options vest quarterly over the 4 year vesting period.
In addition, during the year ended December 31, 2011, Liberty granted 162,347 options to purchase shares of Series A Liberty Capital common stock at a weighted average grant-date fair value of $33.95 per share. These options primarily vest quarterly over a 4 year vesting period.
The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2011, 2010 and 2009, the range of expected terms was 4.4 to 5.7 years. The volatility used in the calculation for Awards is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The following table presents the volatilities used by the Company in the Black-Scholes Model for the 2011, 2010 and 2009 grants.

	Volatility
2011 grants
Liberty Capital options	43.9%	-	54.2%
Liberty Starz options	31.9%	-	31.9%
2010 grants
Liberty Capital options	43.9%	-	47.9%
Liberty Starz options	31.9%	-	33.6%
2009 grants
Liberty Capital options	29.3%	-	47.9%
Liberty Starz options	29.3%	-	33.6%
Liberty - Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP	Liberty Starz	WAEP
	number of Awards in thousands
Outstanding at January 1, 2011	4,996	$19.38	3,217	$46.15
Granted	162	$73.45	496	$72.92
Exercised	(600)	$9.91	(151)	$31.34
Forfeited/Cancelled/Exchanged	(1)	$25.17	(34)	$64.88
LSTZ to LMC Conversion	3,108	$57.15	(3,528)	$50.36
Outstanding at December 31, 2011	7,665	$36.57	—	$—
Exercisable at December 31, 2011	2,163	$20.55	—	$—
There were no grants or exercises of any of the Company's Series B options during 2011, except that 36,000 options for Series B Liberty Starz common stock with an exercise price of $26.71 were exercised.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

The following table provides additional information about outstanding Awards to purchase Liberty Capital common stock at December 31, 2011.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life	Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life		Aggregate intrinsic value (000's)
Series A Liberty Capital	7,665	$36.57	6.0 years	$324,142	2,163	$20.55	3.0	years	$124,727
As of December 31, 2011, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $68 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.2 years.
Liberty - Exercises
The aggregate intrinsic value of all options exercised during the years ended December 31, 2011, 2010 and 2009 was $46 million, $47 million and $66 million, respectively.
Liberty - Restricted Stock
The Company had approximately 200,000 unvested restricted shares of Liberty common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $45.02 per share as of December 31, 2011.
The aggregate fair value of all restricted shares of Liberty Capital common stock that vested during the years ended December 31, 2011, 2010 and 2009 was $14 million, $10 million and $11 million, respectively.
Other
 Certain of the Company's other subsidiaries have stock based compensation plans under which employees and non-employees are granted options or similar stock based awards. Awards made under these plans vest and become exercisable over various terms. The awards and compensation recorded, if any, under these plans is not significant to the Company.

(16)    Employee Benefit Plans

Liberty is the sponsor of the Liberty Media 401(k) Savings Plan (the "Liberty 401(k) Plan"), which provides its employees and the employees of certain of its subsidiaries an opportunity for ownership in the Company and creates a retirement fund. The Liberty 401(k) Plan provides for employees to make contributions to a trust for investment in Liberty common stock, as well as several mutual funds. The Company and its subsidiaries make matching contributions to the Liberty 401(k) Plan based on a percentage of the amount contributed by employees. In addition, certain of the Company's subsidiaries have similar employee benefit plans. Employer cash contributions to all plans aggregated $8 million, $12 million and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(17)    Other Comprehensive Earnings (Loss)
 Accumulated other comprehensive earnings (loss) included in Liberty's consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on AFS securities and Liberty's share of accumulated other comprehensive earnings of affiliates.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

 The change in the components of accumulated other comprehensive earnings (loss), net of taxes ("AOCI"), is summarized as follows:

	Foreign currency translation adjustments	Unrealized holding gains (losses) on securities	Other	AOCI of discontinued operations	AOCI
	amounts in millions
Balance at January 1, 2009	(2)	(1)	(2)	(31)	(36)
Other comprehensive loss attributable to Liberty Media Corporation stockholders	2	43	(5)	31	71
Balance at December 31, 2009	—	42	(7)	—	35
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	—	18	1	—	19
Balance at December 31, 2010	—	60	(6)	—	54
Other comprehensive earnings (loss) attributable to Liberty Media Corporation stockholders	—	(24)	(1)	—	(25)
Balance at December 31, 2011	—	36	(7)	—	29
The components of other comprehensive earnings (loss) are reflected in Liberty's consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
	amounts in millions
Year ended December 31, 2011:
Unrealized holding gains (losses) on securities arising during period	(39)	15	(24)
Share of earnings (loss) from equity method affiliates	3	(1)	2
Other	(5)	2	(3)
Other comprehensive earnings	(41)	16	(25)
Year ended December 31, 2010:
Unrealized holding gains on securities arising during period	14	(5)	9
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(34)	13	(21)
Reattribution of other comprehensive earnings between tracking stocks	48	(18)	30
Other	2	(1)	1
Other comprehensive earnings	30	(11)	19
Year ended December 31, 2009:
Foreign currency translation adjustments	4	(2)	2
Unrealized holding losses on securities arising during period	69	(26)	43
Reclassification adjustment for holding (gains) losses realized in net earnings (loss)	(2)	1	(1)
Other comprehensive loss from discontinued operations	50	(19)	31
Other	(6)	2	(4)
Other comprehensive loss	115	(44)	71

(18)	Transactions with Related Parties

During the year ended December 31, 2009, subsidiaries of Liberty recognized aggregate revenue of $303 million from DIRECTV for distribution of their programming. In addition, subsidiaries of Liberty made aggregate payments of $7 million in 2009 to DIRECTV for carriage and marketing.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

(19)    Commitments and Contingencies
Film Rights
Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. In March 2010, Starz entered into a new, exclusive long-term licensing agreement for theatrically released films from the Disney studios through 2015, which provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films from Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels. Theatrically released films from DreamWorks Studios and Miramax Films will not be licensed to us under the new agreement. In addition, we are obligated to pay programming fees for all qualifying films that are released theatrically in the United States by Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics ("Sony") through 2016, subject to certain limitations. Films are generally available to Starz for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and the domestic theatrical exhibition receipts of qualifying films.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at December 31, 2011 is reflected as a liability, in other liabilities, in the accompanying consolidated balance sheet. The balance due as of December 31, 2011 is payable as follows: $64 million in 2011 and $2 million in 2012.
Under the above output agreements, Starz is also obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. These amounts have not been accrued at December 31, 2011. In addition,, Starz has agreed to pay Sony a total of $142.5 million in three remaining annual installments of $47.5 million with the next installment due at the beginning of 2012. In December 2008, Starz entered into a new agreement with Sony requiring $120 million in three equal annual installments beginning in 2015. Starz's estimate of amounts payable for rights to future programming (that have been released), including the Disney and Sony agreements, is as follows: $443 million in 2012; $129 million in 2013; $73 million in 2014; $59 million in 2015; $51 million in 2016 and $59 million thereafter.
Starz is also obligated to pay fees for films that have not been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres; however, such amounts are expected to be significant.
Guarantees
The Company guarantees Starz's obligations under certain of its studio output agreements. At December 31, 2011, the Company's guarantees for obligations for films released by such date aggregated $511 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.
In connection with agreements for the sale of assets by the Company or its subsidiaries, the Company may retain liabilities that relate to events occurring prior to its sale, such as tax, environmental, litigation and employment matters. The Company generally indemnifies the purchaser in the event that a third party asserts a claim against the purchaser that relates to a liability retained by the Company. These types of indemnification obligations may extend for a number of years. The Company is unable to estimate the maximum potential liability for these types of indemnification obligations as the sale agreements may not specify a maximum amount and the amounts are dependent upon the outcome of future contingent events, the nature and likelihood of which cannot be determined at this time. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of December 31, 2011 aggregated $107 million, which is payable as follows: $61 million in 2012, $20 million in 2013, $13 million in 2014, $13 million in 2015. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

Operating Leases
 The Company leases business offices, has entered into satellite transponder lease agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $16 million, $18 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively.
 A summary of future minimum lease payments under noncancelable operating leases as of December 31, 2011 follows (amounts in millions):

Years ending December 31:
2012	$12
2013	$12
2014	$11
2015	$9
2016	$7
Thereafter	$18
It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future lease commitments will not be less than the amount shown for 2011.
Litigation
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.
Other
During the period from March 9, 1999 to August 10, 2001, Liberty was included in the consolidated federal income tax return of AT&T and was a party to a tax sharing agreement with AT&T (the ''AT&T Tax Sharing Agreement''). Pursuant to the AT&T Tax Sharing Agreement and in connection with Liberty's split off from AT&T in 2001, AT&T was required to pay Liberty an amount equal to 35% of the amount of the net operating losses reflected in TCI's final federal income tax return ("TCI NOLs") that had not been used as an offset to Liberty's obligations under the AT&T Tax Sharing Agreement and that had been, or were reasonably expected to be, utilized by AT&T. For accounting purposes Liberty has accrued a portion of the amounts claimed by AT&T to be owed by Liberty under the AT&T Tax Sharing Agreement, although Liberty believes there are valid defenses or set-off or similar rights in its favor that may cause the total amount that it owes AT&T to be less than the amounts accrued; and under certain interpretations of the AT&T Tax Sharing Agreement, Liberty may be entitled to further reimbursements from AT&T.

(20)    Information About Liberty's Operating Segments
The Company, through its ownership interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries. The Company identifies its reportable segments as (A) those consolidated subsidiaries that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of the Company's annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

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
For the year ended December 31, 2011, the Company has identified the following businesses as its reportable segments:

•
Starz, LLC—consolidated subsidiary that provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in a wide variety of formats in the United States and throughout the world.

•	ANLBC—consolidated subsidiary that owns and operates the Atlanta Braves Major League Baseball franchise.

•
TruePosition, Inc.—consolidated subsidiary that develops and markets technology for locating wireless phones and other wireless devices enabling wireless carriers, application providers and other enterprises to provide E-911 services domestically and other location-based services to mobile users both domestically and worldwide.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated subsidiaries are the same as those described in the Company's summary of significant policies.
Performance Measures

	Years ended December 31,
	2011		2010		2009
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$1,615	449	1,626	343	1,540	283
ANLBC	208	(6)	203	6	206	8
TruePosition	1,138	634	143	(3)	32	(77)
Corporate and other	63	(17)	78	(22)	75	(15)
Consolidated Liberty	$3,024	1,060	2,050	324	1,853	199

Other Information

	December 31, 2011			December 31, 2010
	Total assets	Investments in affiliates	Capital expenditures	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz, LLC	$2,630	—	8	$1,708	$—	$9
ANLBC	545	31	1	577	29	2
TruePosition	113	—	3	496	—	4
Corporate and other	4,435	536	2	8,011	62	1
Consolidated Liberty	$7,723	567	14	$10,792	$91	$16

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2011	2010	2009

Consolidated segment Adjusted OIBDA	$1,060	324	199
Stock-based compensation	(32)	(83)	(81)
Gain (loss) on legal settlement	(2)	48	—
Depreciation and amortization	(69)	(94)	(109)
Interest expense	(21)	(65)	(132)
Dividend and interest income	79	88	117
Liberty interest income (expense)	—	3	16
Share of earnings (losses) of affiliates, net	49	(64)	(44)
Realized and unrealized gains (losses) on financial instruments, net	68	260	(34)
Gains (losses) on dispositions, net	(10)	36	242
Other, net	5	7	(4)
Earnings (loss) from continuing operations before income taxes	$1,127	460	170

(21)    Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2011:
Revenue	$973	538	540	973
Operating income	$459	94	111	293
Earnings from continuing operations	$332	88	(43)	431
Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$279	22	(103)	385
Series A and Series B Liberty Starz common stock	$52	67	61	49
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.40	0.27	(1.27)	4.10
Series A and Series B Liberty Starz common stock	$1.02	1.31	1.20	0.98
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$3.32	0.27	(1.27)	3.93
Series A and Series B Liberty Starz common stock	$0.98	1.26	1.15	0.94

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2011, 2010 and 2009

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions,
	except per share amounts
2010:
Revenue	$473	511	570	496
Operating income	$22	13	74	86
Earnings (loss) from continuing operations	$79	(24)	74	889
Net earnings (loss) attributable to Liberty Media Corporation stockholders:
Series A and Series B Liberty Capital common stock	$22	(82)	26	849
Series A and Series B Liberty Starz common stock	$57	61	48	40
Basic net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.23	(0.86)	0.30	10.11
Series A and Series B Liberty Starz common stock	$1.14	1.22	0.96	0.78
Diluted net earnings (loss) attributable to Liberty Media Corporation stockholders per common share:
Series A and Series B Liberty Capital common stock	$0.22	(0.86)	0.29	9.76
Series A and Series B Liberty Starz common stock	$1.10	1.20	0.92	0.77

QuickLinks -- Click here to rapidly navigate through this document

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2012:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2012 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2012.

III-1

QuickLinks -- Click here to rapidly navigate through this document

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)    Financial Statements

Included in Part II of this Report:

(a) (2)    Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a) (3)    Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1.
Reorganization Agreement by and between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1.	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-4).

3.2.	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S-4).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1.	Specimen certificate for shares of the Company's Series A Liberty Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).

4.2.	Specimen certificate for shares of the Company's Series B Liberty Capital common stock, par value $.01 per

QuickLinks -- Click here to rapidly navigate through this document share (incorporated by reference to Exhibit 4.2 to the S-4).

10 - Material Contracts:

10.1.	Liberty Media Corporation 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the S-4).

10.2.	Form of Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2011 Incentive Plan [for certain designated award recipients]. *

10.3.	Liberty Media Corporation 2011 Nonemployee Director Incentive Plan (the 2011 Nonemployee Director Plan) (incorporated by reference to Exhibit 10.2 to the S-4).

10.4.	Form of Non-Qualified Stock Option Agreement under the 2011 Nonemployee Director Plan *

10.5.	Form of Restricted Stock Award Agreement under the Liberty Media Corporation 2011 Non-Employee Director Incentive Plan. *

10.6.	Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4).

10.7.	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of September 23, 2011).*

10.8.	Tax Sharing Agreement by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).

10.9.	Services Agreement by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).

10.10.	Facilities Agreement by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).

10.11.
Form of Indemnification Agreement by and between Liberty Media Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on February 14, 2011 (File No. 333-171201).

10.12.
Aircraft Time Sharing Agreements, each effective as of September 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

10.13.
Management and Allocation Policies of Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on January 28, 2011 (File No. 333-171201).

10.14.
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the "Liberty Interactive 2009 10-K")).

10.15.
First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty Interactive 2009 10-K).

10.16.
Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.3 to the Liberty Interactive 2009 10-K).

QuickLinks -- Click here to rapidly navigate through this document

10.17.
Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty Interactive 2009 10-K).

10.18.
Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty Interactive 2009 10-K).

10.19.
Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty Interactive 2009 10-K).

10.20.
Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty Interactive 2009 10-K).

10.21.
Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty Interactive 2009 10-K).

10.22.
Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty Interactive 2009 10-K).

10.23.
Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty Interactive 2009 10-K).

10.24.
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Company as of September 22, 2011)) (incorporated by reference to Exhibit 10.11 to the Liberty Interactive 2009 10-K).

10.25.	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.26.
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty Interactive 2008 10-K")).

10.27.	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.28.
Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty Media Corporation and Liberty Entertainment, Inc. ("LEI") (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No. 333-158795) as filed on June 8, 2009).

10.29.	Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation and Gregory B. Maffei.*

QuickLinks -- Click here to rapidly navigate through this document

10.30.
Letter Agreement regarding personal use of Liberty Interactive's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.38 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

10.31.
Credit Agreement, dated as of November 16, 2011, by and among Starz, LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, SunTrust Bank, as Syndication Agent, and the other parties named therein as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-35294) as filed on November 18, 2011).

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	February 23, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	February 23, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	February 23, 2012
John C. Malone

/s/Gregory B. Maffei	Director, President and Chief Executive	February 23, 2012
Gregory B. Maffei	Officer

/s/Robert R. Bennett	Director	February 23, 2012
Robert R. Bennett

/s/Donne F. Fisher	Director	February 23, 2012
Donne F. Fisher

/s/M. Ian G. Gilchrist	Director	February 23, 2012
M. Ian G. Gilchrist

/s/Evan D. Malone	Director	February 23, 2012
Evan D. Malone

/s/David E. Rapley	Director	February 23, 2012
David E. Rapley

/s/Larry E. Romrell	Director	February 23, 2012
Larry E. Romrell

/s/Andrea L. Wong	Director	February 23, 2012
Andrea L. Wong

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1.
Reorganization Agreement by and between Liberty Media Corporation and Liberty CapStarz, Inc. (incorporated by reference to Exhibit 2.1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on September 23, 2011 (File No. 333-171201) (the “S-4”)).

3 - Articles of Incorporation and Bylaws:

3.1.	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the S-4).

3.2.	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S-4).

4 - Instruments Defining the Rights of Securities Holders, including Indentures:

4.1.	Specimen certificate for shares of the Company's Series A Liberty Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the S-4).

4.2.	Specimen certificate for shares of the Company's Series B Liberty Capital common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the S-4).

10 - Material Contracts:

10.1.	Liberty Media Corporation 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the S-4).

10.2.	Form of Non-Qualified Stock Option Agreement under the Liberty Media Corporation 2011 Incentive Plan [for certain designated award recipients]. *

10.3.	Liberty Media Corporation 2011 Nonemployee Director Incentive Plan (the 2011 Nonemployee Director Plan) (incorporated by reference to Exhibit 10.2 to the S-4).

10.4.	Form of Non-Qualified Stock Option Agreement under the 2011 Nonemployee Director Plan *

10.5.	Form of Restricted Stock Award Agreement under the Liberty Media Corporation 2011 Non-Employee Director Incentive Plan. *

10.6.	Liberty Media Corporation Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4).

10.7.	Liberty Media Corporation 2006 Deferred Compensation Plan (As Amended and Restated as of September 23, 2011).*

10.8.	Tax Sharing Agreement by and between Liberty Interactive Corporation, Liberty Interactive LLC and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the S-4).

10.9.	Services Agreement by and between Liberty Interactive Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the S-4).

10.10.	Facilities Agreement by and between Liberty Interactive Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the S-4).

QuickLinks -- Click here to rapidly navigate through this document

10.11.
Form of Indemnification Agreement by and between Liberty Media Corporation and its executive officers/directors (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed on February 14, 2011 (File No. 333-171201).

10.12.
Aircraft Time Sharing Agreements, each effective as of September 23, 2011, by and between Liberty Media Corporation and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.8 to the S-4).

10.13.
Management and Allocation Policies of Liberty Media Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on January 28, 2011 (File No. 333-171201).

10.14.
Tax Sharing Agreement dated as of March 9, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33982) as filed on February 25, 2010 (the "Liberty Interactive 2009 10-K")).

10.15.
First Amendment to Tax Sharing Agreement dated as of May 28, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 to the Liberty Interactive 2009 10-K).

10.16.
Second Amendment to Tax Sharing Agreement dated as of September 24, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.3 to the Liberty Interactive 2009 10-K).

10.17.
Third Amendment to Tax Sharing Agreement dated as of October 20, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.4 to the Liberty Interactive 2009 10-K).

10.18.
Fourth Amendment to Tax Sharing Agreement dated as of October 28, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.5 to the Liberty Interactive 2009 10-K).

10.19.
Fifth Amendment to Tax Sharing Agreement dated as of December 6, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.6 to the Liberty Interactive 2009 10-K).

10.20.
Sixth Amendment to Tax Sharing Agreement dated as of December 10, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.7 to the Liberty Interactive 2009 10-K).

10.21.
Seventh Amendment to Tax Sharing Agreement dated as of December 30, 1999, by and among AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.8 to the Liberty Interactive 2009 10-K).

10.22.	Eighth Amendment to Tax Sharing Agreement dated as of July 25, 2000, by and among AT&T Corp., Liberty

QuickLinks -- Click here to rapidly navigate through this document

Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.9 to the Liberty Interactive 2009 10-K).

10.23.
Instrument dated January 14, 2000, adding The Associated Group, Inc. as a party to the Tax Sharing Agreement dated as of March 9, 1999, as amended, among The Associated Group, Inc., AT&T Corp., Liberty Media LLC, Tele-Communications, Inc., Liberty Ventures Group LLC, Liberty Media Group LLC, TCI Starz, Inc., TCI CT Holdings, Inc. and each Covered Entity listed on the signature pages thereof (incorporated by reference to Exhibit 10.10 to the Liberty Interactive 2009 10-K).

10.24.
Restated and Amended Employment Agreement dated November 1, 1992, between Tele-Communications, Inc. and John C. Malone (assumed by Liberty Media LLC as of March 9, 1999), and the amendment thereto dated June 30, 1999 and effective as of March 9, 1999, between Liberty Media LLC and John C. Malone (collectively, the "Malone Employment Agreement" (assumed, as amended, by the Company as of September 22, 2011)) (incorporated by reference to Exhibit 10.11 to the Liberty Interactive 2009 10-K).

10.25.	Second Amendment to Malone Employment Agreement effective January 1, 2003 (incorporated by reference to Exhibit 10.12 to the Liberty Interactive 2009 10-K).

10.26.
Third Amendment to Malone Employment Agreement effective January 1, 2007 (incorporated by reference to Exhibit 10.13 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33982) as filed on February 27, 2009) (the "Liberty Interactive 2008 10-K")).

10.27.	Fourth Amendment to Malone Employment Agreement effective January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Liberty Interactive 2008 10-K).

10.28.
Tax Sharing Agreement, dated as of November 19, 2009, by and between Liberty Media Corporation and Liberty Entertainment, Inc. ("LEI") (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the LEI Registration Statement on Form S-4 (File No. 333-158795) as filed on June 8, 2009).

10.29.	Amended and Restated Executive Employment Agreement dated September 23, 2011, between Liberty Media Corporation and Gregory B. Maffei.*

10.30.
Letter Agreement regarding personal use of Liberty Interactive's aircraft, dated as of February 22, 2008, between Gregory B. Maffei and Liberty Media Corporation (incorporated by reference to Exhibit 10.38 to Liberty Interactive Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-51990) as filed on February 29, 2008).

10.31.
Credit Agreement, dated as of November 16, 2011, by and among Starz, LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, SunTrust Bank, as Syndication Agent, and the other parties named therein as Lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-35294) as filed on November 18, 2011).

QuickLinks -- Click here to rapidly navigate through this document

21	Subsidiaries of Liberty Media Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d - 14(a) Certification.*
31.2	Rule 13a-14(a)/15d - 14(a) Certification.*
32	Section 1350 Certification. **
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Definition Document.**

* Filed herewith.
** Furnished herewith.

QuickLinks

LIBERTY MEDIA CORPORATION Consolidated Balance Sheets
LIBERTY MEDIA CORPORATION Consolidated Balance Sheets (Continued)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Operations
LIBERTY MEDIA CORPORATION Consolidated Statements Of Operations (Continued)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Comprehensive Earnings (Loss)
LIBERTY MEDIA CORPORATION Consolidated Statements Of Cash Flows
LIBERTY MEDIA CORPORATION Consolidated Statement of Equity
LIBERTY MEDIA CORPORATION Notes to Condensed Consolidated Financial Statements

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
Item 9B. Other Information

SIGNATURES
EXHIBIT INDEX