Form 10-K/A
period 2011-12-31
Liberty Media Corp
filed 2012-04-30
CIK 1507934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 001-35294

LIBERTY MEDIA CORPORATION

(Exact name of Registrant as specified in its charter)

State of Delaware	20-8988475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Liberty Capital Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Series B Liberty Capital Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

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

The number of shares outstanding of Liberty Media Corporation’s common stock as of January 31, 2012 was:

Series A Liberty Capital Common Stock – 112,132,511

Series B Liberty Capital Common Stock – 9,916,954

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the Form 10-K) to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty Media Corporation as “Liberty Media,” “us,” “we” and “our” in this report.

LIBERTY MEDIA CORPORATION

2011 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, and where applicable, positions with our former parent company. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors.

Name	Positions

John C. Malone Age: 71

Chairman of the Board and a director of our company.

Professional Background: Mr. Malone has served as the Chairman of the Board since August 2011 and a director since December 2010.  Mr. Malone served as the Chief Executive Officer of Liberty Interactive Corporation (including its predecessors, Liberty Interactive), our former parent company, from August 2005 to February 2006.  Mr. Malone served as Chairman of the Board of Tele-Communications, Inc. (TCI), a cable television company that was Liberty Interactive’s former parent company, from November 1996 until March 1999, when it was acquired by AT&T Corp. (AT&T), and as Chief Executive Officer of TCI from January 1994 to March 1997.

Other Public Company Directorships: Mr. Malone has served as a director and Chairman of the Board of Liberty Interactive since 1994 and as Chairman of the Board of Liberty Global, Inc. (LGI) since June 2005. Previously, he served as Chairman of the Board of LGI’s predecessor, Liberty Media International, Inc. (LMI), from March 2004 to June 2005, as Chairman of the Board of DIRECTV from November 2009 to June 2010 and as Chairman of the Board of DIRECTV’s predecessor, The DIRECTV Group, Inc. (DTVG), from February 2008 to November 2009. He has served as a director of Discovery Communications, Inc. (Discovery) since September 2008 and served as Chairman of the Board of its predecessor, Discovery Holding Company (DHC), from March 2005 to September 2008, and as a director of DHC from May 2005 to September 2008. Mr. Malone served as a director of UnitedGlobalCom, Inc. (UGC), now a subsidiary of LGI, from January 2002 to June 2005. Mr. Malone has served as a director of (i) Expedia, Inc. (Expedia) since August 2005, (ii) Sirius XM Radio Inc. (Sirius) since April 2009 and (iii) Ascent Capital Group, Inc. since January 2010.  Mr. Malone served as a director of (i) Live Nation Entertainment, Inc. (Live Nation) from January 2010 to February 2011, (ii) InterActiveCorp from May 2006 to June 2010, (iii) the Bank of New York Company, Inc. from June 2005 to April 2007 and (iv) Cablevision Systems Corp. from March 2005 to June 2005.

Board Membership Qualifications:  Mr. Malone, as President of TCI, co-founded our former parent company and is considered one of the preeminent figures in the media and telecommunications industry.  He is well known for his sophisticated problem solving and risk assessment skills.

Gregory B. Maffei	Chief Executive Officer, President and a director of our company.

Name	Positions

Age: 51

Professional Background: Mr. Maffei has served as a director and the President and Chief Executive Officer of our company since May 2007. He has served as the Chief Executive Officer and President of Liberty Interactive since February 2006.  He also served as its CEO-Elect from November 2005 through February 2006.  Prior to joining our company, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation during 2005 and as Chairman and Chief Executive Officer of 360networks Corporation from 2000 until 2005.  Previously, Mr. Maffei was the Chief Financial Officer of Microsoft Corporation from 1997 to 2000.

Other Public Company Directorships: Mr. Maffei has served as a director of (i) Electronic Arts, Inc. since June 2003, (ii) Zillow, Inc. since May 2005, (iii) Liberty Interactive since November 2005, (iv) Sirius XM since March 2009, (v) Live Nation since February 2011 and (vi) Barnes & Noble, Inc. since September 2011.  Mr. Maffei served as a director of DIRECTV from November 2009 to June 2010 and as a director of its predecessor, DTVG, from February 2008 to November 2009. Mr. Maffei served as a director of Expedia from 1999 to 2003, and as a director of Starbucks Corporation from 1999 to 2006. Mr. Maffei was also Chairman of the Board of Expedia from 1999 to 2002.

Board Membership Qualifications:  Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Liberty Interactive, Oracle, 360networks and Microsoft and his public company board experience.  He provides our board with an executive and leadership perspective on the operations and management of large public companies and risk management principles.

Robert R. Bennett Age: 54

A director of our company.

Professional Background: Mr. Bennett has served as a director of our company since September 2011. Mr. Bennett serves as Managing Director of Hilltop Investments LLC, a private investment company. Mr. Bennett served as the Chief Executive Officer of Liberty Interactive from April 1997 to August 2005 and its President from April 1997 to February 2006 and held various executive positions with Liberty Interactive from 1994 to 1997.

Other Public Company Directorships: Mr. Bennett previously served as a director of Liberty Interactive from September 1994 to December 2011. He has served as a director of Discovery since September 2008 and served as a director of DHC from May 2005 to September 2008. Mr. Bennett also served as a director of LMI, from March 2004 through June 2005, as a director of UGC from January 2002 to June 2005 and as a director of OpenTV Corp. from August 2002 to January 2007. Mr. Bennett has served as a director of Sprint Nextel Corporation since October 2006 and Demand Media, Inc. since January 2011.

Board Membership Qualifications: Mr. Bennett brings to our board in-depth knowledge of the media and telecommunications industry generally and our corporate history specifically. He has experience in significant leadership positions with Liberty Interactive, especially as a past CEO and President, and provides our company with strategic insights. Mr. Bennett also has an in-depth understanding of finance, and has held various financial management positions during the course of his career.

Name	Positions

Donne F. Fisher Age: 73

A director of our company.

Professional Background: Mr. Fisher has served as a director of our company since September 2011.  Mr. Fisher has served as President of Fisher Capital Partners, Ltd., a venture capital partnership, since December 1991.  Mr. Fisher also served as Executive Vice President of TCI from January 1994 to January 1996 and served as a consultant to TCI, including its successors AT&T Broadband LLC and Comcast Corporation, from 1996 to December 2005.

Other Public Company Directorships: Mr. Fisher served as a director of General Communication, Inc. from 1980 to December 2005, as a director of LMI from May 2004 to June 2005 and as a director of Liberty Interactive from October 2001 to September 2011. Mr. Fisher was also Chairman of the Board of General Communication, Inc. from June 2002 to December 2005.

Board Membership Qualifications: Mr. Fisher brings extensive industry experience to our company’s board and a critical perspective on its business, having held several executive positions over many years with TCI, our company’s former parent company and having previously served as a director of Liberty Interactive.  In addition, Mr. Fisher’s financial expertise includes a focus on venture capital investment, which is different from the focus of our company’s other board members and helpful to our board in formulating investment objectives and determining the growth potential of businesses both within our company and those that the board evaluates for investment purposes.

M. Ian G. Gilchrist Age: 62

A director of our company.

Professional Background: Mr. Gilchrist has served as a director of our company since September 2011. Mr. Gilchrist held various officer positions including Managing Director at Citigroup/Salomon Brothers from 1995 to 2008, CS First Boston Corporation from 1988 to 1995, and Blyth Eastman Paine Webber from 1982 to 1988 and served as a Vice President of Warburg Paribas Becker Incorporated from 1976 to 1982. Previously, he worked in the venture capital field and as an investment analyst.

Other Public Company Directorships: Mr. Gilchrist has served as a director of Liberty Interactive since July 2009.

Board Membership Qualifications:  Mr. Gilchrist’s field of expertise is in the media and telecommunications sector, having been involved with companies in this industry during much of his 32 years as an investment banker.  Mr. Gilchrist brings to our board significant financial expertise and a unique perspective on the company and the media and telecommunications sector.  He is also an important resource with respect to the financial services firms that our company engages from time to time.

Evan D. Malone Age: 41

A director of our company.

Professional Background: Dr. Malone has served as a director of our company since September 2011. He has served as President of NextFab Studio, LLC, a high-tech workshop offering technical training, consulting, and product design and prototyping services, since June 2009 and has been an engineering consultant for more than the

Name	Positions

past five years.  Since January 2008, Dr. Malone has served as the owner and manager of a real estate property and management company, 1525 South Street LLC.  During 2008, Dr. Malone also served as a post-doctoral research assistant at Cornell University and an engineering consultant with Rich Food Products, a food processing company.  Dr. Malone has served as co-owner and director of Drive Passion PC Services, CC, an Internet café, telecommunications and document services company, in South Africa since 2007 and served as an applied physics technician for Fermi National Accelerator Laboratory, part of the national laboratory system of the Office of Science, U.S. Department of Energy, from 1999 until 2001. He also is a founding member of Jet Wine Bar, LLC, a start-up company in Philadelphia, which began operations in 2010.

Other Public Company Directorships:  Dr. Malone has served as a director of Liberty Interactive since August 2008.

Board Membership Qualifications: Dr. Malone, our company’s youngest director, brings an applied science and engineering perspective to the board. Dr. Malone’s perspectives assist the board in developing business strategies and adapting to technological changes facing the industries in which our company competes. In addition, his entrepreneurial experience assists the board in evaluating strategic opportunities.

David E. Rapley Age: 70

A director of our company.

Professional Background: Mr. Rapley has served as a director of our company since September 2011.  Mr. Rapley founded Rapley Engineering Services, Inc. (RESI) and served as its CEO and President from 1985 to 1998. Mr. Rapley also served as Executive Vice President of Engineering of VECO Corp. Alaska (a company that acquired RESI in 1998) from January 1998 to December 2001. Mr. Rapley has served as the President and Chief Executive Officer of Rapley Consulting, Inc. since January 2000.

Other Public Company Directorships:  Mr. Rapley has served as a director of Liberty Interactive since July 2002, having previously served as a director during 1994. He has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Rapley brings to our board the unique perspective of his lifelong career as an engineer.  The industries in which our company competes are heavily dependent on technology, which continues to change and advance.  Mr. Rapley’s perspectives assist the board in adapting to these changes and developing strategies for our businesses.

Larry E. Romrell Age: 72

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company since September 2011.  Mr. Romrell held numerous executive positions with TCI from 1991 to 1999.  Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of

Name	Positions

Liberty Interactive from March 1999 to September 2011 and since December 2011. He has served as a director of LGI since June 2005 and served as a director of its predecessor, LMI, from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of companies in the media and telecommunications sector.

Andrea L. Wong Age: 45

A director of our company.

Professional Background: Ms. Wong has served as a director of our company since September 2011. Ms. Wong has served as President, International Production for Sony Pictures Television and President, International for Sony Pictures Entertainment since September 2011.  She previously served as President and CEO of Lifetime Entertainment Services from 2007 to April 2010.  Ms. Wong also served as an Executive Vice President with ABC, Inc., a subsidiary of The Walt Disney Company, from 2003 to 2007.  Ms. Wong serves on the advisory boards of several media and entertainment societies and organizations.

Other Public Company Directorships: Ms. Wong has served as a director of Liberty Interactive since April 2010.

Board Membership Qualifications:  Ms. Wong brings to our board significant experience in the media and entertainment industry, having an extensive background in media programming across a variety of platforms, as well as executive and leadership experience with the management and operation of companies in the entertainment sector. Her experience with programming development, brand enhancement and marketing brings a pragmatic and unique perspective to our board. Her professional expertise, combined with her continued involvement in the media and entertainment industry, makes her a valuable member of our board.

Charles Y. Tanabe Age: 60	Executive Vice President and the General Counsel of our company since May 2007. Secretary of our company from May 2007 to December 2008 and a director from May 2007 to September 2011.

Albert E. Rosenthaler Age: 52	A Senior Vice President of our company since May 2007.

Christopher W. Shean Age: 46	A Senior Vice President of our company since May 2007 and the Chief Financial Officer since November 2011. The Controller of our company from May 2007 to October 2011.

There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption other than Evan D. Malone, who is the son of John C. Malone. During the past ten years, none of the above persons has had any involvement in any legal proceedings that would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us during our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, except that one Form 4 report reporting one transaction was filed late by John C. Malone.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act.  Our code of ethics is available on our website at www.libertymedia.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, whose chairman is Donne F. Fisher and whose other members are M. Ian G. Gilchrist and Larry E. Romrell. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market and the SEC, as such rules and regulations exist on the date of this report.  Our board of directors has determined that Mr. Gilchrist is an “audit committee financial expert” under applicable SEC rules and regulations.

Item 11.   Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to:

•                  John C. Malone, our Chairman of the Board;

•                  Gregory B. Maffei, our Chief Executive Officer and President;

•                  David J.A. Flowers, our principal financial officer through October 2011;

•                  Christopher W. Shean, our principal financial officer beginning November 2011; and

•                  Charles Y. Tanabe and Albert E. Rosenthaler our other two executive officers.

We collectively refer to these persons as our named executive officers.

Compensation Discussion and Analysis

Compensation Overview; Philosophy

The compensation committee of our board of directors has responsibility for establishing, implementing and regularly monitoring adherence to our compensation philosophy.  That philosophy seeks to align the interests of the named executive officers with those of our stockholders, with the ultimate goal of appropriately motivating and rewarding our executives in an effort to increase stockholder value. Accordingly, our compensation committee believes that our compensation packages should assist our company in attracting key executives critical to our long-term success.  To that end, the compensation packages provided to the named executive officers include both cash and stock-based incentive compensation, with an emphasis placed on performance-based compensation.

Our compensation committee believes that each named executive officer should receive a compensation package that is commensurate with the responsibilities and proven performance of that executive. In addition, historically, the compensation packages of the named executive officers were intended to be competitive relative to the compensation packages paid to similarly situated executives at companies in the reference group (as listed below, the Reference Group) selected by the compensation committee (the LIC Committee) of our former parent company, Liberty Interactive. In connection with our company’s split-off from Liberty Interactive in September 2011 (the LMC Split-Off), we assumed, and our compensation committee effectively ratified, the existing compensation packages applicable to each named executive officer, as well as those of the other employees of Liberty Interactive (all of whom became employees of our company in connection with the LMC Split-Off).  Accordingly, the following discussion combines the compensation philosophy of our compensation committee and historical information concerning the establishment of the assumed compensation packages for the named executive officers.

The compensation packages of the named executive officers were not based on any benchmarking analysis; rather, they were based on the LIC Committee’s familiarity with the range of total compensation paid by members of the Reference Group, which range was used as a guide to ensure that the named executive officers receive attractive compensation packages. Taking into account the general industry knowledge of the members of the LIC Committee, including its knowledge of the executive compensation paid by the Reference Group, and the input of the Chief Executive Officer of Liberty Interactive, who is also our Chief Executive Officer, with respect to the compensation packages for Messrs. Tanabe, Flowers, Rosenthaler and Shean, the LIC Committee determined to provide each named executive officer (other than Mr. Malone) with a 2011 compensation package comprised primarily of a base salary and a performance-based bonus, weighted heavily toward the latter compensation element.  Unlike prior years, equity incentive awards were not granted during 2011 because each of the named executive officers (other than Mr. Malone) received a grant of multi-year equity incentive awards in one of the preceding two years. See “—Elements of 2011 Executive Compensation—Equity Incentive Compensation” below for a discussion of these awards.

In addition, the compensation of Messrs. Malone and Maffei are governed by the terms of their respective employment agreements, which were assumed by our company in the LMC Split-Off. See “—Executive Compensation Arrangements—John C. Malone” and “—Gregory B. Maffei” below for more information.

Services Agreement

In connection with the LMC Split-Off, we entered into a services agreement with Liberty Interactive pursuant to which Liberty Interactive compensates us for the portion of the salary and other cash compensation we pay to our employees, including the named executive officers, that is allocable to Liberty Interactive for time spent by each such employee on matters related to that company.  The allocable percentages of time spent performing services for Liberty Interactive, on the one hand, and our company, on the other hand, are evaluated semi-annually for reasonableness. The compensation information included in the “Summary Compensation Table” below reflects the portion of the compensation paid by and allocable to Liberty Media and does not reflect the portion of the compensation allocable to Liberty Interactive and for which Liberty Interactive reimbursed Liberty Media under the services agreement. For the period between September 24, 2011 (the day after the LMC Split-Off) through December 31, 2011, the percentage of each named executive officer’s time that was allocated to our company was: 70% as to Messrs. Malone, Maffei and Tanabe; 60% as to Messrs. Rosenthaler and Shean; and 90% as to Mr. Flowers. Notwithstanding the services agreement, each of Liberty Media and Liberty Interactive directly paid its allocable portion of each named executive officers’ performance-based bonus to its respective named executive officers.  See “—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses” below.

Role of Chief Executive Officer in Compensation Decisions

Although the compensation package of each named executive officer was within the discretion of and determined by the LIC Committee, and later our compensation committee, recommendations were obtained from Mr. Maffei, Chief Executive Officer of Liberty Interactive and our company, as to all elements of each named executive officer’s compensation package (other than that of Messrs. Malone and Maffei).  The Chief Executive Officer’s recommendations are based on his evaluation of the performance and contributions of such other named executive officers, given their respective areas of responsibility. When making recommendations, the Chief Executive Officer considers various qualitative factors such as:

•                  the named executive officer’s experience and overall effectiveness;

•                  the responsibilities of the named executive officer, including any changes to those responsibilities over the year;

•                  the named executive officer’s demonstrated leadership and management ability;

•                  the named executive officer’s compensation relative to other executives at our company with similar, greater or lesser responsibilities;

•                  the named executive officer’s compensation relative to compensation paid to similarly situated executives at companies within our reference group;

•                  the named executive officer’s years of service with us; and

•                  the performance of any group for which the named executive officer is primarily responsible.

Setting Executive Compensation

In establishing the compensation package of each named executive officer, the following were considered:

•                  each element of the named executive officer’s historical compensation, including salary, bonus, equity compensation, perquisites and other personal benefits;

•                  corporate financial performance compared to internal forecasts and budgets;

•                  the scope of the named executive officer’s responsibilities;

•                  the performance of the group reporting to the named executive officer;

•                  as to each named executive officer (other than Messrs. Malone and Maffei), the performance evaluations and compensation recommendations of the Chief Executive Officer; and

•                  as to each named executive officer (other than Mr. Malone), compensation provided to similarly situated executives at companies within the Reference Group.

As mentioned above, the range of total compensation paid by members of the Reference Group was used as a guide to ensure that the named executive officers receive attractive compensation packages. This group of companies consists of publicly-traded media, telecommunications and entertainment companies and includes companies which we, together with our former parent, Liberty Interactive, may have competed for executive talent and stockholder investment. This group also includes companies in those industries that were similar to our company, when taken together with our former parent, Liberty Interactive, in size and complexity of operations. Companies included in the Reference Group are:

Cablevision Systems Corporation	News Corporation
CBS Corporation	priceline.com Incorporated
Comcast Corporation	Scripps Networks Interactive, Inc.
Discovery Communications, Inc.	Sirius XM Radio Inc.
DIRECTV (f/k/a The DIRECTV Group, Inc.)	Time Warner Inc.
Dreamworks Animation SKG, Inc.	Time Warner Cable Inc.
Expedia, Inc.	Viacom Inc.
IAC/InterActiveCorp	The Walt Disney Company
Liberty Global, Inc.

Our compensation committee may develop a new reference group of companies as a result of the LMC Split-Off, which group may include some of the foregoing companies.

Although the compensation packages awarded by these companies was considered in establishing the compensation of the named executive officers, adjustments were made to these packages based on qualitative factors, such as:

•                  the size, scope and complexity of the businesses of the companies in the Reference Group;

•                  the cost of living and other factors related to the geographic location of these companies; and

•                  the compensation philosophy of the particular company, including any policies relating to compensation of founders or others with substantial personal wealth.

In addition, comparisons based on the roles performed by the named executive officers of the companies in the Reference Group and roles performed by our named executive officers were considered to be difficult to draw. That difficulty is attributable, at least in part, to the fact that none of the named executive officers has the title of chief operating officer or, until the fourth quarter of 2011, chief financial officer, two positions commonly held by named executive officers of other companies. That difficulty is further pronounced when considering those companies in the Reference Group whose management has direct responsibility for operating businesses, because their named executive officers have responsibilities different from those of our named executive officers. As a result, the Reference Group data was merely used as a guide for industry practice on the basis of total compensation paid, and not comparing each individual element thereof. At times, total compensation, or any specific element thereof, payable to our named executive officers may exceed that of the Reference Group or may be less than that of the Reference Group. For example, the multi-year equity incentive awards discussed below are not comparable to the incentive awards generally paid by the members of the Reference Group. See “—Elements of 2011 Executive Compensation—Equity Incentive Compensation” below for a discussion of these awards. As a general matter, however, our compensation committee believes in weighing equity incentive compensation more heavily than cash compensation, which is a practice that may not be consistently followed by the Reference Group.

Elements of 2011 Executive Compensation

For 2011 the principal components of compensation for the named executive officers (other than Mr. Malone) were:

•                  base salary;

•                  a performance-based bonus, payable in cash;

•                  perquisites and other limited personal benefits; and

•                  deferred compensation arrangements.

As referenced above, although our compensation committee believes that the compensation packages of the named executive officers should be weighed more heavily toward equity incentive awards than cash compensation, stand-alone equity incentive awards were not granted in 2011 because the named executive officers (other than Mr. Malone) all received multi-year equity incentive awards in one of the two preceding years.

Base Salary. The base salaries of the named executive officers are reviewed on an annual basis (other than Messrs. Malone and Maffei, whose salaries are governed by their respective employment agreements), as well as at the time of any change in responsibilities. Typically, after establishing a named executive officer’s base salary, salary increases are limited to cost-of-living adjustments and adjustments based on an evaluation of a named executive officer’s job performance, any changes in the scope of the named executive officer’s responsibilities, and the named executive officer’s salary level compared to other named executive officers. Our compensation committee believes base salary should be a relatively smaller portion of each named executive officer’s overall compensation package, thereby aligning the interests of our executives more closely with those of our stockholders. The LIC Committee considered similar factors when setting the base salary and annual increases to be paid to Mr. Maffei under his employment agreement, which has been assumed by our company.  Similarly, in accordance with the terms of his employment agreement, Mr. Malone’s cash compensation is limited. After completion of the annual review described above, the base salaries of the named executive officers (other than Mr. Malone, who received no increase under the terms of his employment agreement) were all increased in 2011.  Mr. Maffei received the increase prescribed by his employment agreement and the other named executive officers (other than Mr. Malone) received cost-of-living adjustments.

2011 Performance-based Bonuses. For 2011, the LIC Committee adopted an annual, performance-based bonus program for each of the named executive officers (other than Mr. Malone), which was similar in structure to the program adopted for Liberty Interactive in 2010. This program was adopted by our compensation committee in connection with the LMC Split-Off.  This bonus program, which is structured to comply with Section 162(m) of the Internal Revenue Code (the Code), based each participant’s bonus on the achievement of an increase in the market capitalization of our company, which was subject to negative adjustment depending on a combination of corporate and personal performance measures. Pursuant to the 2011 bonus program, the aggregate market capitalization of Liberty Media common stock would need to exceed $5 billion (the 2011 Market Capitalization Threshold) before any participant would be entitled to receive any bonus. The Liberty Media market capitalization was calculated using the average closing sales prices of Liberty Media’s two series of common stock for the 50 trading days ending on December 15, 2011. The market capitalization calculation was subject to adjustment to reflect stock repurchases, extraordinary dividends, recapitalizations or similar events that could affect market capitalization. If the prescribed 2011 Market Capitalization Threshold were exceeded, 0.5% of the excess would be used to establish the available notional bonus pool from which performance-based bonuses would be payable under this program. Upon establishing the final award amounts, our compensation committee determined that the actual bonus amounts would be payable in cash. That determination was made after consideration of the named executive officers’ holdings in Liberty Media common stock and options. In addition, our compensation committee determined to pay the bonuses in cash to better align the bonus payment structure with the bonus payment terms of Mr. Maffei’s employment agreement. Finally, our compensation committee, with the concurrence of the LIC Committee, allocated the final bonus amounts payable between Liberty Media and Liberty Interactive as discussed below.

Each participant was assigned a maximum bonus amount, expressed as a multiple of his 2011 base salary (without giving effect to the allocation of such salary between our company and Liberty Interactive). The maximum bonus amounts were 400%, 200% and 150% for our Chief Executive Officer, executive vice president and each senior vice president, respectively. If the bonus pool was insufficient to cover the aggregate maximum bonus amounts of all participants, each participant’s maximum bonus amount would be reduced pro rata, for all purposes under the program, based upon his respective maximum bonus amount. Assuming the bonus pool was sufficient to cover the aggregate maximum bonus amounts:

•                  Our compensation committee then considered reducing the maximum bonus payable to each participant based on a subjective assessment of our and Liberty Interactive’s financial performance. No more than 30% of a participant’s maximum bonus amount (the Corporate Performance Component) would be affected by this measure. Any reduction would be based on the rating scale below, after review of the adjusted OIBDA (as defined in our and Liberty Interactive’s public filings), revenue and cash flow performance of our company and Liberty Interactive.

Corporate Performance Component Rating	Portion of Maximum Bonus Payable
10	Full 30%
9	27%
8	24%
7	21%
6	18%
5	15%
4	12%
3	9%
2	6%
1	3%

•                  Each participant would be entitled to receive the remaining 70% of his maximum bonus amount (the Individual Performance Component or IPC) subject to the right of the compensation committee to reduce the amount payable based upon its assessment of that participant’s individual performance, as follows:

Individual Performance Rating (IPR)	Portion of Maximum Bonus Payable (IPC)
10	Full 70%
9	61.25%
8	52.50%
7	35.00%
6	17.50%
5 and below	0%

In December 2011, after calculating the Liberty Media market capitalization using the formula described above, our compensation committee determined that the 2011 Market Capitalization Threshold was sufficiently exceeded, thereby creating a notional bonus pool large enough to cover the aggregate maximum bonus amounts of all the participants and enabling each participant to receive a bonus of up to his maximum bonus amount. Our compensation committee then, in agreement with the LIC Committee, made a subjective determination as to the corporate performance rating that would be ascribed for purposes of determining the Corporate Performance Component of each participating named executive officer’s bonus. In making this determination, our compensation committee considered the adjusted OIBDA, revenue and cash flow results for each of Liberty Media’s and Liberty Interactive’s business groups in comparison to preliminary forecasts and took into account general economic conditions and industry developments during the year. Our compensation committee then agreed upon a consensus rating for the Corporate Performance Component.

Our compensation committee then, in agreement with the LIC committee,  reviewed the individual performance of each participant to determine his IPR and corresponding IPC. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. This determination was based on reports of our board, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participating named executive officers, our compensation committee considered the various performance objectives related to Liberty Media which had been assigned to each named executive officer for 2011, including:

Individual	Performance Objectives

Gregory B. Maffei

•  Completion of split-off of the Liberty Capital and Liberty Starz tracking stock groups

•  Successful management of Liberty Media’s balance sheet

•  Outperformance of peer and stock market indices

•  Development of strategy for cash deployment by the Capital Group

•  Refinement of business development plan

•  Oversight of executive management team and continuation of long-term succession planning

Charles Y. Tanabe

•  Leadership of legal staff in structuring, negotiating and completing various transactions, including the split-off of the Liberty Capital and Liberty Starz tracking stock groups

•  Efficient management of legal costs and compliance costs

•  Oversight of legal issues handled by outside and in-house counsel

•  Provision of legal support to subsidiaries and equity affiliates

David J.A. Flowers

•  Negotiation and structuring of complex investments and transactions, including alternative energy transactions

•  Management and restructuring of financial instruments and investment portfolio

•  Evaluation of potential acquisition and divestiture transactions, including completion of the sale of certain assets

Albert E. Rosenthaler

•  Completion of closing agreements with IRS on various tax matters

•  Analysis of tax implications of various asset and liability restructurings

•  Analysis of tax implications of potential business opportunities

Christopher W. Shean

•  Maintenance of timely and accurate SEC reporting

•  Broadening of responsibilities of controller role

•  Evaluation of financial control processes at operating companies, including completion of a risk assessment at those companies

•  Development of transactional and structural initiatives to improve quality of internal procedures and reporting

The following table presents information concerning the aggregate 2011 performance-based bonus payable to each named executive officer and the amount allocated to and paid by Liberty Media (as described below), including the Corporate Performance Component and IPC assigned to each participant.

Name	Total Cash Bonus	Cash Bonus Paid by Liberty Media	Corporate Performance Component (of possible 30%)	IPC (of possible 70%)
Gregory B. Maffei	$4,441,500	$2,853,900	18.00%	52.50%
Charles Y. Tanabe	$1,271,489	$816,999	18.00%	52.50%
David J.A. Flowers	$707,996	$560,371	18.00%	52.50%
Albert E. Rosenthaler	$883,740	$507,648	18.00%	70.00%
Christopher W. Shean	$751,932	$428,563	18.00%	56.91%

After determining the total cash bonus for each participant, our compensation committee, in agreement with the LIC compensation committee, allocated the final total bonus amounts payable between Liberty Media and Liberty Interactive, and we paid each of the named executive officers the amount allocated to our company. The allocation of the Individual Performance Component was determined by reference to the amount of time spent by a named executive officer on matters for each company as well as results produced by that executive officer for each company. The Corporate Performance Component was allocated according to the amount of such measure attributable to the revenue, adjusted OIBDA and cash flow performance of the Liberty Interactive business group as compared to the revenue, adjusted OIBDA and cash flow performance of the Liberty Capital and the Liberty Starz business groups.

For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation. Consistent with our compensation philosophy, our compensation committee believes in aligning the interests of the named executive officers with those of our stockholders through awards of stock-based incentive compensation. This ensures that our executives have a continuing stake in our long-term success. Our compensation committee believes that stock-based compensation should be weighed more heavily than cash compensation in determining each named executive officer’s overall compensation mix.

The Liberty Media Corporation 2011 Incentive Plan (the 2011 Incentive Plan) provides for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units, stock appreciation rights and performance awards. Our compensation committee has a preference for grants of stock options and awards of restricted stock (as compared with other types of available awards under the plan) based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment.

It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, measured by reference to the closing sale price on the grant date.  Historically, grants had been made by our former parent, Liberty Interactive, once a year with a term of seven years and vesting over a three to five year period. In late 2009 and early 2010, however, the LIC Committee determined to make larger grants (equaling approximately four to five years’ value of the annual grants made in 2009) that vest between four and five and three-quarters years after grant, rather than making annual grants over the same period. These multi-year grants provide for back-end weighted vesting and expire in 10 years rather than 7 years to encourage executives to remain with the company over the long-term and to better align their interests with those of the shareholders.  In that regard, in March 2010, the LIC Committee granted to each of the named executive officers (other than (i) Mr. Maffei who had received his multi-year grant in connection with his December 2009 agreement in principle to serve as Chief Executive Officer of Liberty Interactive for the next five years and (ii) Mr. Malone) multi-year stock option awards.  One-third of the shares subject to options vest in each of June 2013, June 2014 and December 2015.  For more information regarding these equity incentive grants, please see the “Outstanding Equity Awards at Fiscal Year-End” table below.  As a result of these grants, no equity incentive awards were granted to the named executive officers during the 2011 calendar year.

Perquisites and Other Personal Benefits. The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees, such as matching contributions to the Liberty Media 401(k) Savings Plan and the payment of life insurance premiums) consist of:

•                  limited personal use of corporate aircraft;

•                  occasional, personal use of an apartment in New York City owned by our company, which is primarily used for business purposes, and occasional, personal use of a company car and driver;

•                  a deferred compensation plan that provides above-market preferential returns; and

•                  in the case of Mr. Malone, an annual allowance of $1 million for personal expenses provided pursuant to the terms of his employment agreement.

Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. Other than as contemplated by Mr. Malone’s employment agreement, we have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

On occasion, and with the approval of our Chairman or Chief Executive Officer, executives may have family members and other guests accompany them on our corporate aircraft when traveling on business.  Under the terms of the employment arrangements with our Chairman and Chief Executive Officer, those individuals and their guests may use corporate aircraft for non-business purposes subject to specified limitations.

Pursuant to Mr. Maffei’s employment agreement, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment, except as otherwise provided below, (ii) the cessation of ownership or lease of aircraft by our company or (iii) December 31, 2014. If Mr. Maffei’s employment terminates due to disability, for good reason or without cause, Mr. Maffei will be entitled to continued use of the company’s aircraft for 18 months after termination of his employment.  Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of our corporate aircraft.  Pursuant to our services agreement and aircraft sharing arrangement with Liberty Interactive, Liberty Interactive reimburses us for any costs, calculated in accordance with SIFL, associated with Mr. Maffei using our corporate aircraft that are allocable to Liberty Interactive.

The cost of Mr. Malone’s personal use of our corporate aircraft, calculated in accordance with SIFL, counts toward his $1 million personal expense allowance (described above). For disclosure purposes, we determine incremental cost using a method that takes into account:

•                  landing and parking expenses;

•                  crew travel expenses;

•                  supplies and catering;

•                  aircraft fuel and oil expenses per hour of flight;

•                  any customs, foreign permit and similar fees; and

•                  passenger ground transportation.

Because the company’s aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase or lease costs of aircraft and costs of maintenance and upkeep. Pursuant to our services agreement and aircraft sharing arrangement with Liberty Interactive, Liberty Interactive reimburses us for any costs, calculated in accordance with SIFL, associated with Mr. Malone using our corporate aircraft that are allocable to Liberty Interactive.

For purposes of determining an executive’s taxable income, personal use of our aircraft is valued using a method based on SIFL rates, as published by the IRS. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount we may deduct for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Code to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million.  See “—Deductibility of Executive Compensation” below.

Deferred Compensation. To help accommodate the tax and estate planning objectives of the named executive officers, as well as other executives with the title of Senior Vice President and above, our board of directors assumed the previously established Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated) in connection with the LMC Split-Off. Under that plan, participants may elect to defer up to 50% of the portion of their base salaries and their cash performance bonuses that are allocable to our company.

Compensation deferred under the plan that otherwise would have been received in 2011 will earn interest income at the rate of 9% per annum, compounded quarterly, for the period of the deferral. In the LMC Split-Off, we assumed the plan and all outstanding obligations thereunder, and, following the LMC Split-Off, the named executive officers may not participate in the plan with respect to any portion of their base salaries or cash performance bonuses allocable to Liberty Interactive, with the exception of the application of the previously made deferral elections to the 2011 performance-based bonuses which were paid by Liberty Interactive. Mr. Shean had a deferral election in place for such bonus, and Liberty Interactive will remain responsible for the payment of such deferred amount and all deferred interest thereon going forward. For more information on this plan, see “—Executive Compensation Arrangements—2006 Deferred Compensation Plan” and the “—Nonqualified Deferred Compensation Plans” table below.

We provide Mr. Malone with certain deferred compensation arrangements that were entered into by our predecessors and assumed by us in connection with the various restructurings that we have undergone. Beginning in February 2009, Mr. Malone began receiving accelerated payments under those deferred compensation arrangements.  For more information on these arrangements, see “—Executive Compensation Arrangements—John C. Malone” below.

Employment Arrangements with Certain Named Executive Officers

Our employment agreement with Mr. Malone was first entered into in the 1980s, when he was the Chief Executive Officer of our former parent TCI. That agreement was assumed by our predecessor in connection with the merger of AT&T and TCI in 1999 and was most recently assumed by our company in connection with the LMC Split-Off. For a more detailed description of the employment agreement of Mr. Malone, including the amendments thereto, see “—Executive Compensation Arrangements —John C. Malone” below.

In December 2009, the LIC Committee approved a new compensation package for Mr. Maffei commencing January 1, 2010, which was later memorialized in his employment agreement. In connection with the LMC Split-Off, we assumed his employment agreement and later entered into a clarifying amendment thereto.  For a more detailed description of the employment agreement, see “—Executive Compensation Arrangements—Gregory B. Maffei” below.

Deductibility of Executive Compensation

In developing the compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code is considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions.  One exception is for performance-based compensation, including stock options granted by our predecessors under their incentive plans (and assumed by us to the extent applicable under the Liberty Media Corporation 2011 Transitional Stock Adjustment Plan) or to be granted under the 2011 Incentive Plan. Our compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) of the Code, in order to maintain flexibility in making compensation decisions. Portions of the compensation we pay to certain of the named executive officers may not be deductible due to the application of Section 162(m) of the Code.

Policy on Restatements

In those instances where we grant cash or equity-based incentive compensation, we include in the related agreement with the executive a right, in favor of our company, to require the executive to repay or return to the company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or stock appreciation rights). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation.

Risk Assessment in Compensation Programs

                Following the completion of a risk assessment of our compensation programs applicable to all employees, we have concluded that the design and operation of our compensation programs do not provide our employees with incentive to engage in business activities or other actions that would threaten the value of our company or the investment of our stockholders.  We have also concluded that any risks associated with our compensation programs are not reasonably likely to have a material adverse effect on our company.  In making these determinations, we considered that the 2011 performance-based bonus program for our executive officers included, as a threshold requirement for the payment of any bonuses, a minimum aggregate market capitalization, which would have been supported by our ongoing stock repurchase program.  However, we believe that the inclusion of the separate corporate performance evaluation and the individual performance evaluation to establish the actual bonus amounts payable under this program more than mitigate any perceived risk associated with the use of market capitalization in determining executive compensation. See “Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses”. This assessment also consisted of a review of program policies and practices, determinations as to the sufficiency of risk identification, and determinations as to our ability to manage significant risks arising from such programs.

SUMMARY COMPENSATION TABLE

                The table below sets forth information relating to the compensation of our named executive officers for the year ended December 31, 2011. Although these individuals were performing services in connection with the business of Liberty Interactive prior to the LMC Split-Off, those individuals were not dedicated exclusively to our businesses and devoted substantial time and effort to the businesses of  a consolidated Liberty Interactive. Accordingly, no information on the compensation of our named executive officers is reported for periods prior to September 23, 2011.

Name and Principal Position (as of 12/31/11)	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4) (5)(6)		Total ($)

John C. Malone Chairman of the Board	2011	455	—	—	—	—	65,489	469,863	(7)	535,807

Gregory B. Maffei President and Chief Executive Officer	2011	275,625	—	—	—	2,853,900	—	64,018	(8)	3,193,543

Charles Y. Tanabe Executive Vice President and General Counsel	2011	157,809	—	—	—	816,999	—	1,736		976,544

David J.A. Flowers Senior Vice President	2011	150,638	—	—	—	560,371	—	1,131		712,140

Albert E. Rosenthaler Senior Vice President	2011	100,425	—	—	—	507,648	—	605		608,678

Christopher W. Shean Senior Vice President and Chief Financial Officer (principal financial officer)	2011	100,425	—	—	—	428,563	3,377	394		532,759

(1)                                 Represents only that portion of each named executive officer’s salary that was allocated to Liberty Media under the services agreement. For a description of the allocation of compensation between our company and Liberty Interactive, see “—Compensation Discussion and Analysis—Services Agreement.”

(2)                                 Reflects the portion of the performance-based bonuses paid to each of the named executive officers by our company (other than Mr. Malone, who does not participate in the program). See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses.”

(3)                                 Reflects the above-market earnings credited during 2011 to the deferred compensation accounts of each applicable named executive officer. See “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—Deferred Compensation,” “—Executive Compensation Arrangements—Employment Agreements—John C. Malone,” and “—Nonqualified Deferred Compensation Plans” below.

(4)                                 Included in this column are the following life insurance premiums paid on behalf of each of the named executive officers and allocated to our company under the services agreement:

Name	Amounts ($)
John C. Malone	1,586
Gregory B. Maffei	605
Charles Y. Tanabe	1,736
David J.A. Flowers	1,131
Albert E. Rosenthaler	605
Christopher W. Shean	394

(5)                                 We make available to our personnel, including our named executive officers, tickets to various sporting events with no aggregate incremental cost attributable to any single person.

(6)                                 In connection with the LMC Split-Off, we assumed the sponsorship and administration of the Liberty Media 401(k) Savings Plan, which had previously been sponsored and administered by Liberty Interactive. This plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and we contribute a matching contribution based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution. Prior to our assumption of the plan in the LMC Split-Off, the employer matching contributions to the plan had been made and were up to date for our named executive officers. Accordingly, no amounts with respect to plan contributions are reflected in this column.

(7)                                 Includes the following amounts which were allocated to our company under the services agreement:

Amounts ($)
Reimbursement for personal legal, accounting and tax services	87,891
Compensation related to personal use of corporate aircraft (a)	47,004
Tax payments made on behalf of Mr. Malone	328,129

(a) Calculated based on aggregate incremental cost of such usage to our company.

Also includes miscellaneous personal expenses, such as courier charges.

(8)           Includes the following amount which was allocated to our company under the services agreement:

Amounts ($)
Compensation related to personal use of corporate aircraft (a)	63,413

(a) Calculated based on aggregate incremental cost of such usage to our company

Executive Compensation Arrangements

John C. Malone

In connection with the merger of TCI and AT&T in 1999, an employment agreement between John C. Malone and TCI was assigned to a predecessor of Liberty Interactive. In connection with the LMC Split-Off, Mr. Malone’s employment agreement and his deferred compensation arrangements, as described below, were assigned to our company. The term of Mr. Malone’s employment agreement is extended daily so that the remainder of the employment term is five years. The employment agreement was amended in June 1999 to provide for, among other things, an annual salary of $2,600, subject to increase with board approval. The employment agreement was amended in 2003 to provide for payment or reimbursement of personal expenses, including professional fees and other expenses incurred by Mr. Malone for estate, tax planning and other services, and for personal use of corporate aircraft and flight crew. The aggregate amount of such payments or reimbursements and the value of his personal use of corporate aircraft was originally limited to $500,000 per year but increased to $1 million effective January 1, 2007 by the LIC Committee. Although the “Summary Compensation Table” table above reflects the portion of the aggregate incremental cost of Mr. Malone’s personal use of our corporate aircraft attributable to our company, the value of his aircraft use for purposes of his employment agreement is determined in accordance with SIFL, which aggregated $80,381 for use of the aircraft by our company and Liberty Interactive during the year ended December 31, 2011. Portions of the costs, calculated in accordance with SIFL, incurred prior to the LMC Split-Off were paid by Liberty Interactive, and following the LMC Split-Off a portion of such remaining charges, calculated in accordance with SIFL, were reimbursed to our company by Liberty Interactive. Similarly, Liberty Interactive is allocated, and reimburses us for, portions of the other components of the payments/reimbursements to Mr. Malone described above.

In December 2008, the LIC Committee determined to modify Mr. Malone’s employment arrangements to permit Mr. Malone to begin receiving fixed monthly payments in 2009, in advance of a termination event, in satisfaction of its obligations to him under a 1993 deferred compensation arrangement, a 1982 deferred compensation arrangement and an installment severance plan, in each case, entered into with him by Liberty Interactive’s predecessors (and which had been assumed by Liberty Interactive). At the time of the amendment, the amounts owed to Mr. Malone under these arrangements aggregated approximately $2.4 million, $20 million and $39 million, respectively. As a result of these modifications, Mr. Malone receives 240 equal monthly installments, which commenced February 2009, of: (1) approximately $20,000 under the 1993 deferred compensation arrangement, (2) approximately $237,000 under the 1982 deferred compensation arrangement and (3) approximately $164,000 under the installment severance plan. Interest ceased to accrue under the installment severance plan once these payments began; however, interest continues to accrue on the 1993 deferred compensation arrangement at a rate of 8% per annum and on the 1982 deferred compensation arrangement at a rate of 13% per annum. In connection with the LMC Split-Off, we assumed these payment obligations.

Under the terms of Mr. Malone’s employment agreement, he is entitled to receive upon the termination of his employment at our election for any reason (other than for death or “cause”), a lump sum equal to his salary for a period of 5 full years following termination (calculated on the basis of $2,600 per annum, the lump sum severance payment). As described above, in connection with the LMC Split-Off, we assumed Mr. Malone’s employment agreement and all outstanding obligations thereunder, and Liberty Interactive will reimburse us for its allocated portion of any such lump sum severance payments made thereunder.

For a description of the effect of any termination event or a change in control of our company on his employment agreement, see “—Potential Payments Upon Termination or Change in Control” below.

Gregory B. Maffei

Employment Agreement. On December 17, 2009, the compensation committee of Liberty Interactive approved in principle a new compensation arrangement in favor of Mr. Maffei providing, among other things, for a five year employment term beginning January 1, 2010 and ending December 31, 2014, with an annual base salary of $1.5 million, increasing annually by 5% of the prior year’s base salary, and an annual target cash bonus equal to 200% of the applicable year’s annual base salary. On May 17, 2010, Liberty Interactive entered into a definitive employment agreement with Mr. Maffei, memorializing the compensation arrangement that was approved in

principle by the Liberty Interactive compensation committee on December 17, 2009.        The employment agreement also included terms related to Liberty Interactive equity awards held by Mr. Maffei, including the multi-year award of options that was granted to him on December 17, 2009.

We assumed Mr. Maffei’s 2009 employment agreement in connection with the LMC Split-Off and in February 2012 the agreement was amended and restated effective as of September 23, 2011 to reflect the change in employer and to specify the equity awards covered by the agreement following the LMC Split-Off, which included Mr. Maffei’s December 17, 2009 grant of options to now acquire 1,353,000 shares of our Series A Liberty Capital common stock at an exercise price of $23.28 per share and 669,780 shares of our Series A Liberty Capital common stock at an exercise price of $54.13 per share (the Multi-Year Award). (A portion of Mr. Maffei’s Multi-Year Award with respect to our former Liberty Starz common stock was converted into awards with respect to our Liberty Capital common stock in November 28, 2011 following the elimination of our tracking stock structure.) One-half of the options granted in the Multi-Year Award will vest on the fourth anniversary of the grant date with the remaining options vesting on the fifth anniversary of the grant date, in each case, subject to Mr. Maffei being employed by our company on the applicable vesting date and to the early vesting events described below. The options have a term of 10 years.

The amended and restated agreement provides that, in the event Mr. Maffei is terminated for cause (as defined in the agreement) he will be entitled only to his accrued base salary, unpaid expenses and any amounts due under applicable law, and he will forfeit all rights to his unvested restricted shares and unvested options. If Mr. Maffei terminates his employment without good reason (as defined in the agreement), he will be entitled only to his accrued base salary, accrued but unpaid bonus for the prior year, unpaid expenses and any amounts due under applicable law (Standard Payments), and he will forfeit all rights to his unvested restricted shares and unvested options. However, in both cases, his vested, unexercised options and similar rights as of his termination date will remain exercisable either (1) for 90 days after his termination or until the original expiration date of the applicable award, if sooner, or (2) if any such termination of his employment occurs following December 31, 2014 or following a change in control of Liberty Media (as defined in the agreement), until the original expiration date of the applicable award. If Mr. Maffei is terminated by Liberty Media without cause or if he terminates his employment for good reason, the agreement provides for him to receive the Standard Payments and a severance payment of $7.8 million and provides for his unvested restricted shares and unvested options and similar rights (including his Multi-Year Award) to vest pro rata based on the portion of the term elapsed through the termination date plus 18 months and for all vested and accelerated options and similar rights to remain exercisable until their respective expiration dates; provided, that if Mr. Maffei continues to be employed by Liberty Interactive following such a termination from Liberty Media, without cause or for good reason, he may elect to have his unvested equity awards continue to vest in accordance with the terms of the agreement based on his continued service with Liberty Interactive. If a termination without cause or for good reason occurs within 90 days before or 210 days after members of the Malone Group (as defined in the agreement) cease to meet certain ownership requirements with respect to Liberty Media as described in the agreement, then Mr. Maffei’s unvested restricted shares and unvested options and similar rights granted by Liberty Media will instead vest in full and will remain exercisable until their respective expiration dates. In the case of Mr. Maffei’s death or his disability, the agreement provides for the right to receive the Standard Payments and a severance payment of $7.8 million, for his unvested restricted shares and unvested options and similar rights to fully vest and for his vested and accelerated options and similar rights to remain exercisable until their respective expiration dates. Further, in the event of certain change in control transactions, including spin-off or split-off transactions which exceed a specified threshold of Liberty Media’s consolidated assets, Mr. Maffei’s unvested restricted shares and unvested options and similar rights would vest in full unless Mr. Maffei is named the Chief Executive Officer of the spin-off or split-off entity and his equity awards are adjusted in the transaction in such a manner as to preserve the intrinsic value thereof. In addition, if Mr. Maffei is terminated without cause or due to disability, or terminates his employment for good reason, Mr. Maffei will be entitled to continuation of certain perquisites for 18 months, including use of our corporate aircraft.

Also pursuant to the amended and restated employment agreement, Mr. Maffei is entitled to customary benefits and perquisites provided to senior executive officers of Liberty Media and is entitled through the term of his amended and restated employment agreement (and in certain instances described above, for a period of 18 months after the end of his employment) to use of our corporate aircraft as provided in the 2008 letter agreement with Liberty Interactive that Liberty Media assumed in connection with the LMC Split-Off. See “—Aircraft Usage” below. The amended and restated employment agreement further provides that it is intended to meet the requirements of Section 409A of the Code and provides for certain reimbursements to Mr. Maffei in the event the agreement does not so comply. The agreement also contains customary provisions pertaining to confidentiality and limitations on outside activities.

As described above, in connection with the LMC Split-Off, Liberty Media assumed Mr. Maffei’s employment agreement and all outstanding obligations thereunder (other than with respect to Liberty Interactive equity awards, which are now governed by a separate agreement between Mr. Maffei and Liberty Interactive). As a result, Liberty Interactive reimburses us for its allocated portion under the services agreement of customary benefits and perquisites to which Mr. Maffei is entitled pursuant to his employment agreement. Liberty Interactive will also reimburse us for its allocated portion of Mr. Maffei’s $7.8 million severance payment in the event of his termination as described above.

Aircraft Usage. In 2008, Liberty Interactive entered into a letter agreement with Mr. Maffei (which Liberty Media assumed in the LMC Split-Off), pursuant to which he is entitled to personal use of corporate aircraft not to exceed 120 hours of flight time per year through the first to occur of the end of his employment period (December 31, 2014), termination of his employment (subject to his right in certain instances described above to continued use of the aircraft for a period of 18 months after the end of his employment) or the cessation of aircraft ownership by our company. Mr. Maffei will continue to incur taxable income, calculated in accordance with SIFL, for all personal use of our corporate aircraft. Pursuant to our services agreement and aircraft sharing arrangement with Liberty Interactive, Liberty Interactive reimburses us for any costs, calculated in accordance with SIFL, associated with Mr. Maffei using our corporate aircraft that are allocable to Liberty Interactive.

Equity Incentive Plans

The 2011 Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The 2011 Incentive Plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. Our compensation committee may grant non-qualified stock options, SARs, restricted shares, restricted stock units, cash awards, performance awards or any combination of the foregoing under the 2011 Incentive Plan (collectively, awards).

The maximum number of shares of our common stock with respect to which awards may be issued under the 2011 Incentive Plan is 23,834,000, subject to anti-dilution and other adjustment provisions of the 2011 Incentive Plan. With limited exceptions, under the 2011 Incentive Plan, no person may be granted in any calendar year awards covering more than 7,626,922 shares of our common stock (subject to anti-dilution and other adjustment provisions of the 2011 Incentive Plan) nor may any person receive under the 2011 Incentive Plan payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the 2011 Incentive Plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. The 2011 Incentive Plan has a 5 year term.

In connection with the LMC Split-Off, our company’s board of directors adopted the Liberty Media Corporation Transitional Stock Adjustment Plan (the TSAP, and together with the 2011 Incentive Plan, the existing plans), which governs the terms and conditions of awards granted prior to the LMC Split-Off by Liberty Interactive with respect to its former Liberty Capital common stock and Liberty Starz common stock which were converted into awards with respect to our Liberty Capital common stock (after giving effect to the LMC Split-Off and the subsequent elimination of our tracking stock structure). No further grants are permitted under the TSAP.

2006 Deferred Compensation Plan

In connection with the LMC Split-Off (pursuant to which employees of Liberty Interactive became employees of our company), we assumed the Liberty Media Corporation 2006 Deferred Compensation Plan (as amended and restated, the 2006 deferred compensation plan) and all obligations outstanding thereunder. Under the 2006 deferred compensation plan, officers at the level of Senior Vice President and above are eligible elect to defer up to 50% of the portion of such officer’s annual base salary and the portion of such officer’s cash performance bonus, in each case, allocable to our company pursuant to the services agreement, with the exception of the application of the previously made deferral elections to the 2011 performance-based bonuses which were paid by Liberty Interactive. Mr. Shean had a deferral election in place for such bonus, and Liberty Interactive will remain responsible for the payment of such deferred amount and all interest thereon going forward. Elections must be made in advance of certain deadlines and may include (1) the selection of a payment date, which generally may not be later than 30 years from the end of the year in which the applicable compensation is initially deferred, and (2) the form of distribution, such as a lump-sum payment or substantially equal annual installments over two to five years.  Compensation deferred under the 2006 deferred compensation plan will earn interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter.

In addition to the accelerated distribution events described under “—Potential Payments Upon Termination or Change-in-Control” below, at the eligible officer’s request, if the compensation committee determines that such officer has suffered a financial hardship, it may authorize immediate distribution of amounts deferred under the 2006 deferred compensation plan.

Our board of directors reserves the right to terminate the 2006 deferred compensation plan at any time.  An optional termination by our board of directors will not result in any distribution acceleration.

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2011 to the named executive officers (other than Mr. Malone, who did not receive any grants).

		Estimated Future Payouts under Non- equity Incentive Plan Awards
Name	Grant Date (1)	Threshold ($)(2)	Target ($) (2)	Maximum ($)(3)

Gregory B. Maffei	3/10/11	—	—	6,300,000

Charles Y. Tanabe	3/10/11	—	—	1,803,530

David J.A. Flowers	3/10/11	—	—	1,004,250

Albert E. Rosenthaler	3/10/11	—	—	1,004,250

Christopher W. Shean	3/10/11	—	—	1,004,250

(1)                                 Reflects the date on which the Liberty Interactive compensation committee established the terms of the 2011 performance-based bonus program, as described under “Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses.” Following the LMC Split-Off, the compensation committee of our company determined to continue with this plan as previously adopted by the Liberty Interactive compensation committee.

(2)                                 Our 2011 performance-based bonus program does not provide for a threshold bonus amount nor does it provide for a target payout amount for any named executive officer. For the actual bonuses allocated to and paid by our company, see the amounts included for 2011 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above.

(3)                                 Represents the maximum amount that would have been payable to each named executive officer assuming (x) the 2011 Market Capitalization Threshold was exceeded by a sufficient amount to permit the maximum bonus amounts to have been payable, (y) the highest corporate performance rating of 10 was ascribed for 2011 and (z) the highest individual performance rating of 10 was ascribed for 2011 to each named executive officer, and without giving effect to the allocation of any portion of such maximum bonus amount to Liberty Interactive under the services agreement. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2011 Executive Compensation—2011 Performance-based Bonuses.”

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested shares of our common stock which were outstanding as of December 31, 2011 and held by the named executive officers.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

John C. Malone
Option Awards
LMCA	5,288	—		15.96	3/29/14	—		—
LMCA	1,860	—		38.26	3/29/14	—		—
LMCA	83,436	83,439	(1)	3.57	12/16/15	—		—
LMCA	30,264	30,265	(1)	29.54	12/16/15	—		—

Stock Awards
LMCA	—	—		—	—	6,703	(1)	523,169

Gregory B. Maffei
Option Awards
LMCA	275,000	—		10.88	11/8/12	—		—
LMCA	96,941	—		26.74	11/8/12	—		—
LMCA	15,625	—		11.36	3/2/13	—		—
LMCA	5,508	—		27.83	3/2/13	—		—
LMCA	112,600	—		15.96	3/29/14	—		—
LMCA	39,693	—		38.26	3/29/14	—		—
LMCA	114,606	—		17.26	12/24/14	—		—
LMCA	40,399	—		41.20	12/24/14	—		—
LMCA	250,308	83,439	(1)	3.57	12/16/15	—		—
LMCA	90,793	30,265	(1)	29.54	12/16/15	—		—
LMCA	—	1,353,000	(2)	23.28	12/17/19	—		—
LMCA	—	669,780	(2)	54.13	12/17/19	—		—

Stock Awards
LMCA	—	—		—	—	6,703	(1)	523,169
LMCA	—	—		—	—	7,224	(3)	563,833

Charles Y. Tanabe
Option Awards

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LMCA	703	—		38.26	3/29/14	—		—
LMCA	6,069	—		17.26	12/24/14	—		—
LMCA	2,849	—		41.20	12/24/14	—		—
LMCA	—	23,657	(1)	3.57	12/16/15	—		—
LMCA	8,581	8,580	(1)	29.54	12/16/15	—		—
LMCA	8,806	23,483	(4)	23.28	12/17/16	—		—
LMCA	5,820	11,645	(4)	54.13	12/17/16	—		—
LMCA	—	207,940	(5)	34.39	3/19/20	—		—
LMCA	—	93,577	(5)	58.11	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	1,900	(1)	148,295
LMCA	—	—		—	—	1,500	(3)	117,075

David J.A. Flowers
Option Awards
LMCA	10,000	—		10.92	7/31/13	—		—
LMCA	12,500	—		9.95	8/6/14	—		—
LMCA	398	—		27.64	2/28/13	—		—
LMCA	16,900	—		15.96	3/29/14	—		—
LMCA	2,234	—		38.26	3/29/14	—		—
LMCA	17,141	—		17.26	12/24/14	—		—
LMCA	3,398	—		41.20	12/24/14	—		—
LMCA	37,848	12,618	(1)	3.57	12/16/15	—		—
LMCA	10,296	4,576	(1)	29.54	12/16/15	—		—
LMCA	12,524	12,524	(4)	23.28	12/17/16	—		—
LMCA	6,209	6,210	(4)	54.13	12/17/16	—		—
LMCA	—	110,901	(5)	34.39	3/19/20	—		—
	—	49,907	(5)	58.11	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	1,014	(1)	79,143
LMCA	—	—		—	—	882	(3)	68,840

Albert E. Rosenthaler
Option Awards

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)

LMCA	1,060	—		15.96	3/29/14	—		—
LMCA	372	—		38.26	3/29/14	—		—
LMCA	3,218	—		17.26	12/24/14	—		—
LMCA	1,509	—		41.20	12/24/14	—		—
LMCA	9,462	12,618	(1)	3.57	12/16/15	—		—
LMCA	3,431	4,576	(1)	29.54	12/16/15	—		—
LMCA	4,697	12,524	(4)	23.28	12/17/16	—		—
LMCA	2,327	6,210	(4)	54.13	12/17/16	—		—
LMCA	—	110,901	(5)	34.39	3/19/20	—		—
LMCA	—	49,907	(5)	58.11	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	1,014	(1)	79,143
LMCA	—	—		—	—	882	(3)	68,840

Christopher W. Shean
Option Awards
LMCA	449	—		27.64	2/28/13	—		—
LMCA	5,957	—		38.26	3/29/14	—		—
LMCA	3,218	—		17.26	12/24/14	—		—
LMCA	6,042	—		41.20	12/24/14	—		—
LMCA	9,462	12,618	(1)	3.57	12/16/15	—		—
LMCA	10,335	4,576	(1)	29.54	12/16/15	—		—
LMCA	4,697	12,524	(4)	23.28	12/17/16	—		—
LMCA	6,209	6,210	(4)	54.13	12/17/16	—		—
LMCA	—	110,901	(5)	34.39	3/19/20	—		—
LMCA	—	49,907	(5)	58.11	3/19/20	—		—

Stock Awards
LMCA	—	—		—	—	1,014	(1)	79,143
LMCA	—	—		—	—	744	(3)	58,069

(1)                                  Vests quarterly (based on original amount of grant) over 4 years from December 16, 2008 grant date.

(2)                                  Vests 50% on December 17, 2013 and 50% on December 17, 2014.

(3)                                  Vests quarterly (based on original amount of grant) over 3 years from December 17, 2009 grant date.

(4)                                  Vests quarterly (based on original amount of grant) over 4 years from December 17, 2009 grant date.

(5)                                  Vests one-third on June 30, 2013, one-third on June 30, 2014 and one-third on December 31, 2015.

Option Exercises and Stock Vested

The following table sets forth information regarding the exercise of vested options to acquire shares of, and the vesting of restricted shares of, our Series A Liberty Capital common stock held by our named executive officers, in each case, between September 24, 2011 (the day after the LMC Split-Off) and December 31, 2011. There were no exercises of or vesting events with respect to shares of our former Liberty Starz common stock following the LMC Split-Off and prior to the elimination of our tracking stock structure on November 28, 2011.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#) (1)	exercise ($)	vesting (#) (1)	vesting ($)

John C. Malone
LCAPA/LMCA	—	—	1,675	123,967

Gregory B. Maffei
LCAPA/LMCA	—	—	19,256	1,425,137

Charles Y. Tanabe
LCAPA/LMCA	17,742	1,316,002	4,658	344,739

David J.A. Flowers
LCAPA/LMCA	—	—	2,200	162,822

Albert E. Rosenthaler
LCAPA/LMCA	—	—	2,601	192,500

Christopher W. Shean
LCAPA/LMCA	—	—	2,366	175,108

(1)           Includes shares withheld in payment of withholding taxes at election of holder.

Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the nonqualified deferred compensation plans in which our named executive officers participated during the year ended December 31, 2011. Mr. Shean participated in the 2006 deferred compensation plan.  See “—Executive Compensation Arrangements—2006 Deferred Compensation” for more information.  Mr. Malone’s deferred compensation arrangements are described under “—Executive Compensation Arrangements—John C. Malone.”   In connection with the LMC Split-Off, these plans and the outstanding obligations thereunder were assumed by our company effective September 23, 2011 (with a limited exception, see note (2) below).

	Responsibility
	under Plans
	Transferred	Executive	Registrant	Aggregate	Aggregate	Aggregate
	from Liberty	contributions	contributions	earnings in	withdrawals/	balance at
Name	Interactive	in 2011 ($)	in 2011 ($)	2011 ($) (1)	distributions ($)	12/31/11 ($)

John C. Malone	21,787,992	—	—	683,125	(770,704)	21,700,413

Christopher W. Shean (2)	587,354	27,257	—	13,771	—	628,383

(1)                                  Of these amounts, the following were reported in the “Summary Compensation Table” as above-market earnings that were credited to the named executive officer’s deferred compensation account during 2011:

Name	Amount ($)
John C. Malone	65,489
Christopher W. Shean	3,377

(2)                                  As described above in “—Executive Compensation Arrangements—2006 Deferred Compensation,” Mr. Shean had a deferral election in place under the 2006 deferred compensation plan following the LMC Split-Off with respect to $32,336, which represents 10% of the portion of his 2011 performance-based bonus that was allocable to and paid by Liberty Interactive. While such amount is reflected in the amounts under the plan that were transferred to Liberty Media upon its assumption of the plan and obligations thereunder (and is thus reflected in the table above), Liberty Interactive will continue to be responsible for the payment of the $32,336 of deferred principal amount and for the payment of interest income at the rate of 9% per annum, compounded quarterly, thereon.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2011. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the tables are based on the closing market prices on December 30, 2011, the last trading day of such year, for each series of our common stock then-outstanding: LMCA - $78.05 and LMCB - $77.95. The value of the options and SARs shown in the table is based on the spread between the exercise or base price of the award and the applicable closing market price.  The value of the restricted stock shown in the table is based on the applicable closing market price and the number of shares vested.

Each of our named executive officers has received awards and payments under the existing incentive plans, and each of our named executive officers is eligible to participate in our deferred compensation plans.  Additionally, each of Messrs. Malone and Maffei is entitled to certain payments upon termination under his respective employment agreement.  See “—Executive Compensation Arrangements” above.

Set forth below is a description of the circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout:

Voluntary Termination.  Under the existing incentive plans, each named executive officer would only have a right to the equity grants that vested prior to his termination date.

Under the 2006 deferred compensation plan, we do not have an acceleration right to pay out account balances to the participants upon this type of termination. For purposes of the tabular presentation below, we have assumed that we were permitted to make payments to the executive officers in accordance with their respective standing elections under the plans, subject to compliance with Section 409A of the Code.

Termination for Cause.  All equity grants (whether vested or unvested) under the existing incentive plans would be forfeited by any named executive officer (other than Mr. Maffei) who is terminated for “cause.”  The existing incentive plans define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. Pursuant to Mr. Maffei’s employment agreement, in the event of his termination for cause (as defined in his agreement), Mr. Maffei’s vested stock options and similar rights would remain exercisable for a short period following his termination.

No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee’s right to distribute certain de minimus amounts from an officer’s deferred compensation account).

Termination Without Cause or for Good Reason.  Messrs. Malone and Maffei’s employment agreements provide for benefits in the case of termination by our company not for cause or, in the case of Mr. Maffei, if he terminates for good reason (as defined in his employment agreement).  See “—Executive Compensation Arrangements” above.  Pursuant to the existing incentive plans and the related award agreements (and except as described below), if a named executive officer were terminated without cause or for good reason, in addition to his vested equity awards, he would be entitled to vesting in full with respect to any outstanding options or SARs that would have vested during the calendar year in which the termination occurs.  Mr. Maffei’s employment agreement instead provides for an additional 18 months of vesting following a termination without cause or for good reason, with respect to his equity incentive awards, including his Multi-Year Award.  Similarly, the award agreements relating to Mr. Tanabe’s, Shean’s, Flowers’ and Rosenthaler’s Multi-Year Awards provide for an additional 12 months of vesting.

No immediate distributions under the 2006 deferred compensation plan are permitted as a result of this type of termination (other than pursuant to the compensation committee’s right to distribute certain de minimus amounts from an officer’s deferred compensation account).

Death.  In the event of death, the existing incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

No amounts are shown for payments pursuant to life insurance policies, which we make available to all our employees.

Assuming the deceased executive filed an election to accelerate distributions upon his separation from service, the beneficiary of a deceased executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

Disability.  In the event of a disability, which is generally the inability to perform gainful activity for at least 12 months, the existing incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards.

No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees.

Assuming the disabled executive filed an election to accelerate distributions upon his separation from service, a disabled executive has the option to accelerate distributions under the 2006 deferred compensation plan (which option is assumed to have been exercised for purposes of the tabular presentation below).

Change in Control.  In case of a change in control, the incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share awards. A change in control is generally defined as:

•                  The acquisition of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors.

•                  Any non-exempt person purchases our common stock pursuant to a tender offer or exchange offer, without the prior consent of our board of directors.

•                  The individuals constituting our board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

•                  Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards (other than those held by Mr. Maffei, whose awards are more specifically covered by the terms of his employment agreement) if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made.

The 2006 deferred compensation plan provides our compensation committee with the option of terminating the plan 30 days preceding or within 12 months after a change of control and distributing the account balances (which option is assumed to have been exercised for purposes of the tabular presentation below).

Benefits Payable Upon Termination or Change in Control

Name	Voluntary Termination ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
John C. Malone
Lump Sum Severance (1)	13,000		—		13,000		—		13,000		13,000
Installment Severance Plan (2)	33,560,423		33,560,423		33,560,423		33,560,423		33,560,423		33,560,423
1993 Deferred Compensation Arrangement (3)	4,117,468		4,117,468		4,117,468		2,241,165		4,117,468		4,117,468
1982 Deferred Compensation Arrangement (3)	48,547,335		48,547,335		48,547,335		19,459,248		48,547,335		48,547,335
Options/SARs	8,084,761	(4)	—		8,084,761	(4)	15,767,453	(5)	15,767,453	(5)	15,767,453	(5)
Restricted Stock	—		—		—		523,169	(5)	523,169	(5)	523,169	(5)
Total	94,322,987		86,225,226		94,322,987		71,551,458		102,528,848		102,528,848
Gregory B. Maffei
Severance (6)	—		—		7,800,000		7,800,000		7,800,000		7,800,000
Options/SARs	64,838,064	(4)	64,838,064	(4)	72,520,756	(7)	162,645,704	(5)	162,645,704	(5)	162,645,704	(5)
Restricted Stock	—		—		1,087,002	(7)	1,087,002	(5)	1,087,002	(5)	1,087,002	(5)
Total	64,838,064		64,838,064		81,407,758		171,532,706		171,532,706		171,532,706

Charles Y. Tanabe
Options/SARs	1,539,676	(4)	—		1,539,676	(4)(8)	16,227,163	(5)	16,227,163	(5)	16,227,163	(5)
Restricted Stock	—		—		—		265,370	(5)	265,370	(5)	265,370	(5)
Total	1,539,676		—		1,539,676		16,492,533		16,492,533		16,492,533

David J.A. Flowers
Options/SARs	8,000,879	(4)	—		8,000,879	(4)(8)	15,834,216	(5)	15,834,216	(5)	15,834,216	(5)
Restricted Stock	—		—		—		147,983	(5)	147,983	(5)	147,983	(5)
Total	8,000,879		—		8,000,879		15,982,199		15,982,199		15,982,199

Name	Voluntary Termination ($)		Termination for Cause ($)	Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Albert E. Rosenthaler
Options/SARs	1,515,930	(4)	—	1,515,930	(4)(8)	9,349,267	(5)	9,349,267	(5)	9,349,267	(5)
Restricted Stock	—		—	—		147,983	(5)	147,983	(5)	147,983	(5)
Total	1,515,930		—	1,515,930		9,497,250		9,497,250		9,497,250
Christopher W. Shean
Deferred Compensation (9)	628,383		628,383	628,383		628,383	(10)	628,383	(10)	628,383	(10)
Options/SARs	2,289,788	(4)	—	2,289,788	(4)(8)	10,123,124	(5)	10,123,124	(5)	10,123,124	(5)
Restricted Stock	—		—	—		137,212	(5)	137,212	(5)	137,212	(5)
Total	2,918,171		628,383	2,918,171		10,888,719		10,888,719		10,888,719

(1)                                  Under Mr. Malone’s employment agreement, which was assigned to us in the LMC Split-Off, if his employment had been terminated, as of December 31, 2011, at Liberty Media’s election (other than for death or cause) (whether before or after a change in control) or upon Mr. Malone’s prior written notice, he would have been entitled to a lump sum severance payment of $13,000 payable upon termination, which is equal to five years’ of his current annual salary of $2,600.  See “—Executive Compensation Arrangements—John C. Malone” above.  Pursuant to the services agreement, 30% of such lump sum severance payment would have been allocable to Liberty Interactive.

(2)                                  As described above, Mr. Malone began receiving 240 consecutive monthly installment severance payments in February 2009 pursuant to the terms of his amended employment agreement.  The number included in the table represents the aggregate amount of the payments remaining as of December 31, 2011.  With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement.  See “—Executive Compensation Arrangements—John C. Malone” above.

(3)                                  As described above, Mr. Malone began receiving 240 consecutive monthly payments of his deferred compensation plus interest, in February 2009 pursuant to the terms of his amended employment agreement, which our company assumed in connection with the LMC Split-Off.  The number included in the table represents the aggregate amount of these payments remaining as of December 31, 2011.  With respect to periods following the termination of his employment, the foregoing payments are conditioned on Mr. Malone’s compliance with the confidentiality, non-competition, non-solicitation and non-interference covenants contained in his employment agreement. If Mr. Malone’s employment had been terminated, as of December 31, 2011, as a result of his death, his beneficiaries would have instead been entitled to a lump sum payment of the unamortized principal balance of the remaining deferred compensation payments, and the compliance conditions described above would be inapplicable.  See “—Executive Compensation Arrangements—John C. Malone” above.

(4)                                  Based on the number of vested options and SARs held by each named executive officer at year-end.  For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(5)                                  Based on (i) the number of vested options and SARs and (ii) the number of unvested options and SARs and the number of shares of restricted stock, in each case, held by each named executive officer at year-end.  For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(6)                                  If Mr. Maffei’s employment had been terminated at Liberty Media’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) (whether before or within a specified period following a change in control), as of December 31, 2011, he would have been entitled to receive a lump sum payment of $7,800,000.  See “—Executive Compensation Arrangements—Gregory B. Maffei” above. Pursuant to the services agreement, 30% of such lump sum severance payment would have been allocable to Liberty Interactive.

(7)                                  Based on (i) the number of vested options and SARs held by Mr. Maffei at year-end and (ii) the number of unvested options and SARs and the number of shares of restricted stock held by Mr. Maffei at year-end that would vest during his 18-month severance period (January 1, 2012 through June 30, 2013), pursuant to his employment arrangements. See “—Executive Compensation Arrangements—Gregory B. Maffei” above and the “Outstanding Equity Awards at Fiscal Year-End” table above.

(8)                                  Does not include any portion of the multi-year awards granted to such named executive officers because, even giving effect to the additional 12 months of vesting, no portion of such multi-year awards would have become vested.

(9)                                  Amounts include $32,433, which would be allocable to and payable by Liberty Interactive based on a one-time deferral election of a portion of his annual cash bonus that was allocable to and paid by Liberty Interactive pursuant to the services agreement. See “—Executive Compensation Arrangements—2006 Deferred Compensation” and “—Nonqualified Deferred Compensation Plans” above for more information.

(10)                            Under these circumstances (and subject to the assumptions described above), Mr. Shean would receive an immediate distribution of the balance of his deferred compensation account (rather than receiving distributions under the plan in accordance with the elections previously filed by Mr. Shean).

Director Compensation

Nonemployee Directors

Director Fees.  Each of our directors who is not an employee of our company is paid an annual fee of $163,000 (which we refer to as the director fee), of which $80,000 is payable in cash and the balance is payable in restricted shares of or options to purchase shares of LMCA. See “—Director Restricted Share Grants” and “—Director Option Grants” below for information on the incentive awards granted in 2011 to the nonemployee directors. Each of our directors who resides outside of Colorado receives $2,000 per meeting for attending meetings at our offices in Englewood, Colorado.  The chairman of the audit committee of our board of directors and each other member of that committee is paid an additional annual fee of $30,000. With respect to our executive committee, each nonemployee member thereof receives an additional annual fee of $10,000 for his participation on the committee. With respect to our compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $10,000 for his or her participation on each such committee, except that any committee member who is also the chairman of that committee instead receives an additional annual fee of $20,000 for his or her participation on that committee.  The cash portion of the director fees, the meeting fees and the fees for participation on committees are payable quarterly in arrears. For the year ended December 31, 2011, the director and committee fees were prorated for the three months our directors served following the LMC Split-Off.

Charitable Contributions. If a director makes a donation to our political action committee, we will make a matching donation to a charity of his or her choice in an amount not to exceed $10,000.

Equity Incentive Plan.  The Liberty Media Corporation 2011 Nonemployee Director Incentive Plan (the Liberty Media director plan) is administered by our entire board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The Liberty Media director plan is designed to provide our nonemployee directors with additional remuneration for services rendered, to encourage their investment in our common stock and to aid in attracting persons of exceptional ability to become nonemployee directors of our company.  Our board of directors may grant non-qualified stock options, SARs, restricted shares, restricted stock units and cash awards or any combination of the foregoing under the Liberty Media director plan.

The maximum number of shares of our common stock with respect to which awards may be issued under the Liberty Media director plan is 1,430,000, subject to anti-dilution and other adjustment provisions of the plan.  Shares of our common stock issuable pursuant to awards made under the Liberty Media director plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company.

Director Restricted Share Grants.  Pursuant to our director compensation policy described above and the Liberty Media director plan, on December 15, 2011, our board of directors granted each of Mr. Bennett, Mr. Rapley and Ms. Wong 1,100 restricted shares of LMCA.  These restricted shares will vest on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants. Pursuant to our director compensation policy described above and the Liberty Media director plan, on December 15, 2011, our board of directors granted to each of Mr. Fisher, Mr. Gilchrist, Dr. Evan Malone and Mr. Romrell options to purchase 2,800 shares of LMCA at an exercise price equal to $73.45, which was the closing price of such stock on the grant date. The per share grant date fair value of these options for each director was $32.6019. The options will become exercisable on the second anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

Director Compensation Table

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All other compensation ($)		Total ($)
Robert R. Bennett	22,257	80,795	—	3,227	(4)	106,279
Donne F. Fisher	29,757	—	91,285	3,227	(4)	124,269
M. Ian G. Gilchrist	37,340	—	91,285	1,825	(4)	130,450
Evan D. Malone	19,757	—	91,285	—		111,042
David E. Rapley	27,257	80,795	—	3,227	(4)	111,279
Larry E. Romrell	29,757	—	91,285	3,227	(4)	124,269
Andrea L. Wong	24,757	80,795		608	(4)	106,160

(1)                                  John C. Malone and Gregory B. Maffei, each of whom is a director of our company and a named executive officer, received no compensation for serving as directors of our company during 2011.

(2)                                  As of December 31, 2011, our directors (other than Messrs. Malone and Maffei, whose stock incentive awards are listed in “Outstanding Equity Awards at Fiscal Year-End” above) held the following stock incentive awards:

	Robert R. Bennett	Donne F. Fisher	M. Ian G. Gilchrist	Evan D. Malone	David E. Rapley	Larry E. Romrell	Andrea L. Wong
Options/SARs
LMCA	142,303	15,881	2,800	8,524	—	15,881	—

Restricted Stock
LMCA	1,806	706	706	706	1,806	706	2,595

(3)                                  The aggregate grant date fair value of the stock options and restricted stock awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.  For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2011 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2012).

(4)                                 Represents the following amounts of health insurance premiums paid by our company for the benefit of the following directors:

Name	Amounts ($)
Robert R. Bennett	3,227
Donne F. Fisher	3,227
M. Ian G. Gilchrist	1,825
David E. Rapley	3,227
Larry E. Romrell	3,227
Andrea L. Wong	608

Compensation Committee Interlocks and Insider Participation

In 2011, the compensation committee of our board of directors consisted of M. Ian Grant Gilchrist, Donne F. Fisher, David E. Rapley and Andrea L. Wong. No member of our compensation committee is or has been an officer or employee of our company, or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with the company’s management the “Compensation Discussion and Analysis” included under “Item 11. Executive Compensation” above.  Based on such review and discussions, the compensation committee recommended to the company’s board of directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

M. Ian Grant Gilchrist

Donne F. Fisher

David E. Rapley

Andrea L. Wong

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity (excluding any of its directors and executive officers) known by us to own more than five percent of the outstanding shares of any series of our common stock. All of such information is based on publicly available filings.

The security ownership information is given as of March 31, 2012 and, in the case of percentage ownership information, is based upon (1) 111,555,369 shares of Series A Liberty Capital common stock (LMCA) and (2) 9,916,454 shares of Series B Liberty Capital common stock (LMCB), in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class (%)	Voting Power (%)
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	LMCA	5,969,128	(1)	5.4	2.8

Comcast QVC, Inc. c/o Comcast Corporation One Comcast Center, Philadelphia, Pennsylvania 19103	LMCA	6,762,579	(2)	6.1	3.2

Horizon Kinetics LLC 470 Park Avenue South, 4th Floor New York, NY 10016	LMCA	6,175,074	(3)	5.5	2.9

(1)                              Based on the Schedule 13G, dated February 9, 2012, filed by Capital World Investors, a division of Capital Research and Management Company, which states that Capital World Investors has sole voting power and sole dispositive power over such shares.

(2)                                  Based on Amendment No. 1 to Schedule 13G, dated February 14, 2012, filed by Comcast QVC, Inc., Comcast Programming Holdings, LLC, Comcast Holdings Corporation and Comcast Corporation, which states that each of such entities has shared voting power and dispositive power over such shares

(3)                                  Based on the Schedule 13G, dated January 23, 2012, filed by Horizon Kinetics LLC (Horizon), which states that Horizon has sole voting power and sole dispositive power over such shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and named executive officers as a group of shares of each series of our common stock. The security ownership information is given as of March 31, 2012, and, in the case of percentage ownership information, is based upon (1) 111,555,369 LMCA shares and (2) 9,916,454 LMCB shares, in each case, outstanding on that date. The percentage voting power is presented in the table below on an aggregate basis for all series of common stock.

Shares of restricted stock that have been granted pursuant to our incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this proxy statement/prospectus.  Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2012, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LMCB, though convertible on a one-for-one basis into shares of LMCA, are reported as beneficial ownership of LMCB only, and not as beneficial ownership of LMCA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

The number of shares indicated as owned by the persons in the table includes interests in shares held by the Liberty Media 401(k) Savings Plan as of March 31, 2012. The shares held by the trustee of the Liberty Media 401(k) Savings Plan for the benefit of these persons are voted as directed by such persons.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
John C. Malone	LMCA	2,282	(1)(2)(3)(4)(5)(6)(7)	2.0	33.4
Chairman of the Board	LMCB	8,287	(1)(5)	83.6

Gregory B. Maffei	LMCA	1,584	(2)(3)(4)	1.4	*
President, Chief Executive Officer and Director	LMCB	—		—

Robert R. Bennett	LMCA	156	(3)(4)(8)	*	*
Director	LMCB	1,128	(8)	11.4

Donne F. Fisher	LMCA	35	(3)(4)	*	*
Director	LMCB	38		*

M. Ian G. Gilchrist	LMCA	2	(3)	*	*
Director	LMCB	—		—

Evan D. Malone	LMCA	8	(3)(4)	*	*
Director	LMCB	—		—

David E. Rapley	LMCA	3	(3)	*	*
Director	LMCB	—		—

Larry E. Romrell	LMCA	23	(3)(4)	*	*
Director	LMCB	**		*

Andrea L. Wong	LMCA	3	(3)	*	*
Director	LMCB	—		—

Charles Y. Tanabe	LMCA	47	(2)(3)	*	*
Executive Vice President and	LMCB	—		—
General Counsel

David J.A. Flowers (9)	LMCA	255	(2)(3)(4)	*	*
Senior Vice President	LMCB	—		—

Albert E. Rosenthaler	LMCA	23	(2)(3)(4)	*	*

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Senior Vice President	LMCB	—		—

Christopher W. Shean	LMCA	70	(2)(3)(4)	*	*
Senior Vice President and	LMCB	—		—
Chief Financial Officer

All directors and executive officers as a group (13 persons)	LMCA	4,490	(1)(2)(3)(4)(5)(6)(7)(8)(9)	4.0	46.6
	LMCB	9,453	(1)(5)(8)	95.3

*      Less than one percent

**   Less than 1,000 shares

(1)                                  Includes 101,778 LMCA shares and 230,564 LMCB shares held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)                                  Includes shares held in the Liberty Media 401(k) Savings Plan as follows:

LMCA
John C. Malone	1,273
Gregory B. Maffei	8,275
Charles Y. Tanabe	1,493
David J.A. Flowers	2,816
Albert E. Rosenthaler	2,084
Christopher W. Shean	4,108
Total	20,049

(3)                                  Includes restricted shares, none of which are vested, as follows:

LMCA
John C. Malone	5,027
Gregory B. Maffei	10,445
Robert R. Bennett	1,806
Donne F. Fisher	706
M. Ian G. Gilchrist	706
Evan D. Malone	706
David E. Rapley	1,806
Larry E. Romrell	706
Andrea L. Wong	2,595
Charles Y. Tanabe	2,550
David J.A. Flowers	1,422
Albert E. Rosenthaler	1,422
Christopher W. Shean	1,320
Total	31,217

(4)                                  Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options and stock appreciation rights exercisable within 60 days after March 31, 2012.

LMCA
John C. Malone	149,273
Gregory B. Maffei	1,069,898
Robert R. Bennett	142,303
Donne F. Fisher	13,081
Evan D. Malone	5,724
Larry E. Romrell	13,081
David J.A. Flowers	136,087
Albert E. Rosenthaler	6,639
Christopher W. Shean	53,008
Total	1,589,094

(5)                                  Includes 34,759 shares of LMCA and 124,145 shares of LMCB held by two trusts which are managed by an independent trustee, of which the beneficiaries are Mr. Malone’s adult children and in which Mr. Malone has no pecuniary interest. Mr. Malone retains the right to substitute assets held by the trusts and has disclaimed beneficial ownership of the shares held by the trusts.

(6)                                  Includes 1,988,877 shares of LMCA pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Malone.

(7)                                  Includes 622 shares of LMCA pledged to Bank of America in connection with a loan facility extended to Mr. Malone.

(8)                                  Includes 6,986 LMCA shares and 217,741 LMCB shares owned by Hilltop Investments, LLC, which is jointly owned by Mr. Bennett and his wife, Deborah Bennett.

(9)           Mr. Flowers ceased serving as our company’s principal financial officer effective November 1, 2011.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted average exercise price of outstanding options, warrants and	Number of securities available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	rights (a)(1)	rights	in column (a))(1)
Equity compensation plans approved by security holders: None.

Equity compensation plans not approved by security holders: (2)
Liberty Media Corporation 2011 Incentive Plan			23,679,367
LMCA	151,147	$73.45
LMCB	—
Liberty Media Corporation 2011 Nonemployee Director Incentive Plan			1,415,500
LMCA	11,200	$73.45
LMCB	—
Liberty Media Corporation Transitional Stock Adjustment Plan			—	(3)
LMCA	7,502,545	$35.77
LMCB	—

Total
LMCA	7,664,892
LMCB	—
			25,094,867

(1)               Each plan permits grants of, or with respect to, shares of any series of our common stock, subject to a single aggregate limit.

(2)               The Liberty Media Corporation 2011 Incentive Plan, the Liberty Media Corporation 2011 Nonemployee Director Incentive Plan and the Liberty Media Corporation Transitional Stock Adjustment Plan were previously approved by our board of directors in connection with the LMC Split-Off. We will be seeking stockholder approval of the Liberty Media Corporation 2011 Incentive Plan and the Liberty Media Corporation 2011 Nonemployee Director Incentive Plan at our company’s annual meeting later this year.

(3)               The Liberty Media Corporation Transitional Stock Adjustment Plan governs the terms and conditions of awards granted with respect to Liberty Interactive Corporation’s former Liberty Capital and Liberty Starz common stock which were converted into awards with respect to our common stock. As a result, no further grants are permitted under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

The following transactions were approved by an independent committee of our board in accordance with the foregoing.

Agreements Entered Into in Connection with the LMC Split-Off

In connection with the LMC Split-Off, our company and Liberty Interactive (or, where, applicable, certain subsidiaries of our company or Liberty Interactive named therein) entered into the following agreements (the Split-Off Agreements):

Reorganization Agreement

On August 30, 2011, Liberty Interactive and Liberty Media entered into a reorganization agreement to provide for, among other things, the principal corporate transactions required to effect the LMC Split-Off, certain conditions to the LMC Split-Off and provisions governing the relationship between Liberty Interactive and Liberty Media with respect to and resulting from the LMC Split-Off. The reorganization agreement also provides for mutual indemnification obligations, which are designed to make Liberty Media financially responsible for substantially all of the liabilities that may exist relating to the businesses included in Liberty Media at the time of the LMC Split-Off together with certain other specified liabilities, as well as for all liabilities incurred by Liberty Media after the LMC Split-Off, and to make Liberty Interactive financially responsible for all potential liabilities of Liberty Media which are not related to Liberty Media’s businesses, including, for example, any liabilities arising as a result of Liberty Media having been a subsidiary of Liberty Interactive, together with certain other specified liabilities. These indemnification obligations exclude any matters relating to taxes. For a description of the allocation of tax-related obligations, please see “—Tax Sharing Agreement” below.

In addition, the reorganization agreement provides for each of Liberty Interactive and Liberty Media to preserve the confidentiality of all confidential or proprietary information of the other party for five years following the LMC Split-Off, subject to customary exceptions, including disclosures required by law, court order or government regulation.

Services Agreement

On September 23, 2011, Liberty Interactive and Liberty Media entered into the services agreement, pursuant to which, following the LMC Split-Off, Liberty Media provides Liberty Interactive with specified services and benefits, including:

•                  technical and information technology assistance (including management information systems, computer, data storage network and telecommunications services), computers, office supplies, postage, courier service and other office services;

•                  insurance administration and risk management services;

•                  other services typically performed by Liberty Media’s treasury, legal, investor relations, tax, accounting, finance, payroll, cash management, human resources, and real estate management departments and personnel; and

•                  such other services as Liberty Interactive and Liberty Media may from time to time mutually determine to be necessary or desirable.

Liberty Interactive makes payments to Liberty Media under the services agreement based upon a portion of Liberty Media’s personnel costs (taking into account wages and benefits) of the Liberty Media officers and employees who are expected to provide services to Liberty Interactive. These personnel costs will be comparable to those arrived at on an arms’-length basis and will be based upon the allocated percentages of time spent by Liberty Media personnel performing services for Liberty Interactive under the services agreement. Liberty Interactive will also reimburse Liberty Media for direct out-of-pocket costs incurred by Liberty Media for third party services provided to Liberty Interactive. Liberty Interactive and Liberty Media will evaluate all charges for reasonableness semi-annually and make adjustments to these charges as Liberty Interactive and Liberty Media mutually agree upon. We have received payments from Liberty Interactive for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the services agreement of approximately $1.5 million.

The services agreement will continue in effect until the close of business on the third anniversary of the LMC Split-Off, unless earlier terminated (1) by Liberty Interactive at any time on at least 30 days’ prior written notice, (2) by Liberty Media upon written notice to Liberty Interactive, following certain changes in control of Liberty Interactive or Liberty Interactive being the subject of certain bankruptcy or insolvency-related events or (3) by Liberty Interactive upon written notice to Liberty Media, following certain changes in control of Liberty Media or Liberty Media being the subject of certain bankruptcy or insolvency-related events.

Facilities Sharing Agreement

On September 23, 2011, Liberty Interactive entered into a three-year facilities sharing agreement with a subsidiary of Liberty Media, pursuant to which, following the LMC Split-Off, Liberty Interactive shares office facilities with Liberty Media located at 12300 Liberty Boulevard, Englewood, Colorado. Liberty Interactive will pay a sharing fee for use of the office based on a comparable fair market rental rate and an estimate of the usage of the office facilities by or on behalf of Liberty Interactive. We have received payments from Liberty Interactive for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the facilities sharing agreement of approximately $328,000. The facilities sharing agreement will continue in effect until the close of business on the third anniversary of the LMC Split-Off, unless earlier terminated (1) by Liberty Interactive at any time on at least 30 days’ prior written notice, (2) by Liberty Media upon written notice to Liberty Interactive following a default by Liberty Interactive of any of its material obligations under the facilities sharing agreement, which default remains unremedied for 30 days after written notice of such default is provided, (3) by Liberty Interactive upon written notice to Liberty Media, following certain changes in control of Liberty Media or Liberty Media being the subject of certain bankruptcy or insolvency-related events or (4) by Liberty Media upon written notice to Liberty Interactive, following certain changes in control of Liberty Interactive or Liberty Interactive being the subject of certain bankruptcy or insolvency-related events.

Aircraft Time Sharing Agreements

On September 23, 2011, Liberty Media entered into an aircraft time sharing agreement with Liberty Interactive for each of two aircraft, the ownership of which was transferred to Liberty Media in connection with the LMC Split-Off. Each aircraft time sharing agreement will provide that Liberty Media will lease the aircraft to Lessee and provide a fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. Liberty Interactive will pay Liberty Media an amount equal to 200% of the actual expenses for fuel for each flight conducted under each aircraft time sharing agreement. We have received payments from Liberty Interactive for fees and reimbursable expenses incurred during the year ended December 31, 2011 under the aircraft time sharing agreements of approximately $51,700 (calculated pursuant to the aircraft time sharing agreements). The aircraft time sharing agreements will continue in effect until the close of business on the first anniversary of the LMC Split-Off, and then will be automatically renewed on a month-to-month basis, unless terminated earlier by either party upon at least 30 days’ prior written notice.

Tax Sharing Agreement

On September 23, 2011, Liberty Media, Liberty Interactive and Liberty Interactive LLC entered into a tax sharing agreement, which generally allocates taxes, tax benefits, tax items, and tax-related losses between Liberty Interactive and Liberty Media in a manner consistent with the tax sharing policies of Liberty Interactive in effect prior to the LMC Split-Off, with taxes, tax benefits, tax items, and tax-related losses attributable to the assets, liabilities and activities of Liberty Interactive’s former Interactive Group being allocated to Liberty Interactive and taxes, tax benefits, tax items, and tax-related losses attributable to the assets, liabilities and activities of Liberty Interactive’s former Capital Group and the Starz Group being allocated to Liberty Media. In addition, the tax sharing agreement includes specific rules, not addressed by the Liberty Interactive tax sharing policies, related to the manner in which any taxes or tax-related losses arising from the LMC Split-Off or the issuance of Liberty Media’s Liberty Capital common stock and former Liberty Starz common stock in connection with the LMC Split-Off will be allocated between the parties and provides restrictive covenants intended to preserve the tax-free treatment of the LMC Split-Off and prior transactions that were effected by Liberty Interactive and its subsidiaries, including the Liberty Interactive 2006 reclassification and certain related restructuring transactions. The failure by a party to comply with its restrictive covenants may change the general allocation of taxes, tax benefits, tax items, or tax-related losses between the parties related to those transactions. The tax sharing agreement also provides for the agreements between the parties related to the filing of tax returns, control of tax audits, cooperation on tax matters, retention of tax records, indemnification, and other tax matters.

The parties must indemnify each other for taxes and losses allocated to them under the tax sharing agreement and for taxes and losses arising from a breach by them of their respective covenants and obligations under the tax sharing agreement. Liberty Interactive also assigns its indemnification payment and related rights under its tax sharing agreement with Liberty Entertainment, Inc., its former subsidiary, and its tax matters agreement with News Corporation to Liberty Media to the extent those rights relate to taxes or losses allocated to Liberty Media under the tax sharing agreement that Liberty Media has paid. In addition, Liberty Interactive LLC assigns all of its indemnification payment and related rights under its tax sharing agreement with, among others, AT&T and its tax sharing agreements with each of DHC and LMI to Liberty Media with respect to any liability for taxes, tax items, losses or payments allocated to Liberty Media under the tax sharing agreement that Liberty Media has paid.

Notwithstanding the tax sharing agreement, under U.S. Treasury Regulations, each member of a consolidated group is severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods prior to the LMC Split-Off in which Liberty Media (or its subsidiaries) have been included in Liberty Interactive’s consolidated group or another company’s consolidated group, Liberty Media (or its subsidiaries) could be liable to the U.S. government for any U.S. federal income tax liability incurred, but not discharged, by any other member of such consolidated group. However, if any such liability were imposed, Liberty Media would generally be entitled to be indemnified by Liberty Interactive for tax liabilities allocated to Liberty Interactive under the tax sharing agreement.

These descriptions are qualified in their entirety by reference to the full text of the Split-Off Agreements, which are filed as Exhibits 2.1, 10.4, 10.5, 10.6 and 10.8 to Post-Effective Amendment No. 1 to Liberty Media’s Registration Statement on Form S-4 filed with the SEC on September 23, 2011.

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board of directors in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board of directors follows the Corporate Governance Rules of The Nasdaq Stock Market on the criteria for director independence.

Our board of directors has determined that each of  Donne F. Fisher, M. Ian G. Gilchrist, David E. Rapley, Larry E. Romrell and Andrea L. Wong qualifies as an independent director of our company.

Item 14.   Principal Accounting Fees and Services

Audit Fees and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2011 and fees billed for other services rendered by KPMG LLP:

2011
Audit fees	$2,025,000
Audit related fees(1)	463,000

Audit and audit related fees	2,488,000
Tax fees(2)	159,000

Total fees	$2,647,000

(1)                                 Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, reviews of registration statements and issuance of consents, due diligence related to potential business combinations and audits of financial statements of certain employee benefits plans.

(2)                                 Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor.  Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•                  audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

•                  audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) attestation services not required by statute or regulation, (iv) certain audits incremental to the audit of our consolidated financial statements and (v) closing balance sheet audits related to dispositions; and

•                  tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval.  Donne F. Fisher currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter.  Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2011 were approved in accordance with the terms of the policy.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(b)           Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MEDIA CORPORATION

Dated: April 30, 2012	By	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

*      Filed herewith.