Form 10-Q
period 2012-03-31
Liberty Media Corp
filed 2012-05-08
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Registrant's telephone number, including area code: (720) 875-5400
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of April 30, 2012 was:

	Series A	Series B
Liberty Capital common stock	110,832,151	9,904,954

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,915	2,070
Trade and other receivables, net	272	288
Program rights	524	442
Short term marketable securities	319	299
Restricted cash (note 8)	29	709
Financial instruments	220	—
Deferred income tax assets	44	61
Other current assets	57	45
Total current assets	3,380	3,914
Investments in available-for-sale securities and other cost investments (note 6)	1,831	1,859
Investments in affiliates, accounted for using the equity method (note 7)	550	567

Property and equipment, at cost	506	504
Accumulated depreciation	(297)	(289)
	209	215

Intangible assets not subject to amortization	475	475
Intangible assets subject to amortization, net	131	135
Program rights	323	320
Other assets, at cost, net of accumulated amortization	223	238
Total assets	$7,122	7,723

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	March 31, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$12	15
Accrued liabilities	322	313
Current portion of debt (note 8)	4	754
Deferred revenue	133	63
Other current liabilities	76	85
Total current liabilities	547	1,230
Long-term debt (note 8)	540	541
Deferred income tax liabilities	427	411
Other liabilities	287	290
Total liabilities	1,801	2,472
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 111,555,369 shares at March 31, 2012 and 112,411,965 shares at December 31, 2011	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,916,454 shares at March 31, 2012 and 9,918,454 shares at December 31, 2011	—	—
Series C Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,494	3,564
Accumulated other comprehensive earnings, net of taxes	28	29
Retained earnings	1,804	1,667
Total stockholders' equity	5,327	5,261
Noncontrolling interests in equity of subsidiaries	(6)	(10)
Total equity	5,321	5,251
Commitments and contingencies (note 9)
Total liabilities and equity	$7,122	7,723

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$440	973
Operating costs and expenses:
Operating	246	393
Selling, general and administrative, including stock-based compensation (note 3)	92	107
Legal settlement	—	(7)
Depreciation and amortization	13	21
	351	514
Operating income	89	459
Other income (expense):
Interest expense	(7)	(7)
Share of earnings (losses) of affiliates, net (note 7)	(9)	(28)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	113	122
Other, net	26	23
	123	110
Earnings (loss) from continuing operations before income taxes	212	569
Income tax (expense) benefit	(74)	(237)
Net earnings (loss)	138	332
Less net earnings (loss) attributable to the noncontrolling interests	1	1
Net earnings (loss) attributable to Liberty stockholders	$137	331

Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$137	279
Liberty Starz common stock	NA	52
	$137	331

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$1.13	3.40
Series A and Series B Liberty Starz common stock	NA	1.02
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$1.10	3.32
Series A and Series B Liberty Starz common stock	NA	0.98

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	amounts in millions
Net earnings (loss)	$138	332
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	3	(24)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	(6)
Other	(4)	1
Other comprehensive earnings (loss)	(1)	(29)
Comprehensive earnings (loss)	137	303
Less comprehensive earnings (loss) attributable to the noncontrolling interests	1	1
Comprehensive earnings (loss) attributable to Liberty stockholders	$136	302
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$136	255
Liberty Starz common stock	NA	47
	$136	302

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings	$138	332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13	21
Amortization of program rights	179	155
Cash payments for program rights	(216)	(142)
Stock-based compensation	8	11
Cash payments for stock-based compensation	(27)	(3)
Share of (earnings) loss of affiliates, net	9	28
Realized and unrealized (gains) losses on financial instruments, net	(113)	(122)
Losses (gains) on disposition of assets, net	—	2
Change in tax accounts from Liberty Interactive, net	—	36
Deferred income tax expense	35	177
Other noncash charges (credits), net	—	(375)
Changes in operating assets and liabilities
Current and other assets	(29)	(92)
Payables and other liabilities	97	237
Net cash provided (used) by operating activities	94	265
Cash flows from investing activities:
Cash proceeds from dispositions	87	—
Proceeds (payments) on financial instruments, net	(183)	—
Investments in and loans to cost and equity investees	(2)	(19)
Repayment of loans by cost and equity investees	21	134
Capital expended for property and equipment	(2)	(3)
Net sales (purchases) of short term investments	(20)	165
Net (increase) decrease in restricted cash	680	(79)
Reattribution of cash to Liberty Interactive	—	(264)
Other investing activities, net	—	3
Net cash provided (used) by investing activities	581	(63)
Cash flows from financing activities:
Borrowings of debt	—	1
Repayments of debt	(751)	(19)
Repurchases of Liberty common stock	(79)	(80)
Other financing activities, net	—	4
Net cash provided (used) by financing activities	(830)	(94)
Net increase (decrease) in cash and cash equivalents	(155)	108
Cash and cash equivalents at beginning of period	2,070	2,090
Cash and cash equivalents at end of period	$1,915	2,198

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Three months ended March 31, 2012

	Stockholders' equity
		Liberty Capital

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2012	$—	$1	$—	$3,564	$29	$1,667	$(10)	$5,251
Net earnings	—	—	—	—	—	137	1	138
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Stock compensation	—	—	—	11	—	—	—	11
Series A Liberty Capital stock repurchases	—	—	—	(79)	—	—	—	(79)
Other	—	—	—	(2)	—	—	3	1
Balance at March 31, 2012	$—	$1	$—	$3,494	$28	$1,804	$(6)	$5,321

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty CapStarz, Inc. prior thereto known as Liberty Splitco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty Media Corporation and its consolidated subsidiaries for the period following the date of the completed Split-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
During the second quarter of 2010, Liberty Interactive announced that its board of directors had authorized its management to proceed with a plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 and was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off held all of the businesses, assets and liabilities previously attributed to the Capital and Starz tracking stock groups of Liberty Interactive pursuant to a Reorganization Agreement (described below). Immediately following the Split-Off, Liberty utilized a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz group ("Starz Group").
Therefore, these financial statements have been presented using the historical presentation of the Liberty Interactive attributed financial information as a basis for the consolidated financial statements. Previous transactions of the Liberty Capital group and Liberty Starz group while part of Liberty Interactive have been reflected as transactions of Liberty and the historical transactions of the Liberty Interactive group have been treated as transactions of Liberty Interactive for purposes of these financial statements. Previous transactions between either the Liberty Starz group or the Liberty Capital group while part of Liberty Interactive and the Liberty Interactive group, including all reattributions, have been reflected at historical cost on a prospective basis (i.e., treated as book value transfers rather than retroactive as-if poolings). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
Following the Split-Off, Liberty and Liberty Interactive operate as separate publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and Liberty Interactive entered into agreements in order to govern ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement, a Facilities Sharing Agreement and a Tax Sharing Agreement.
The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Split-Off and provisions governing the relationship between Liberty and Liberty Interactive with respect to and resulting from the Split-Off, including cross-indemnities. Pursuant to the Services Agreement, Liberty provides Liberty Interactive with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Interactive reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for Liberty Interactive's allocable portion of costs associated with any shared services or personnel based on an estimated percentage of time spent providing services to Liberty Interactive. Under the Facilities Sharing Agreement, Liberty Interactive shares office space with Liberty and related amenities at Liberty's corporate headquarters.
The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Liberty and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Liberty Interactive, subject to certain limited exceptions, for losses and taxes resulting from the Split-Off to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off), (ii) result from the Liberty Capital common stock or the Liberty Starz common stock not being treated as stock of Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the Liberty Entertainment, Inc. split-off (the "LEI Split-Off" previously completed by Liberty Interactive) and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off). Liberty Interactive has entered into a closing agreement with the IRS with respect to the Split-Off which provides that no gain or loss shall be recognized by Liberty Interactive or Liberty as a result of the Split-Off.  Further, Liberty Interactive has entered into a closing agreement with the IRS with respect to the LEI split-off which provides that no gain or loss shall be recognized by Liberty Interactive as a result of the LEI split-off and the related DirecTV combination.
Liberty received $3 million of cash during the three months ended March 31, 2012 under these various agreements.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2011.
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
(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion, there are no outstanding shares of Liberty Starz common stock at March 31, 2012 and December 31, 2011, respectively. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols, and following the Conversion the ticker symbols changed to LMCA and LMCB, respectively.
While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

them prior to the Conversion, no group was a separate legal entity and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
On February 9, 2011, prior to the Split-Off, Liberty Interactive's board approved a change in the attribution of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable and cash of $264 million from its Capital Group to its Interactive Group (the "TWX Reattribution").
(3)   Stock-Based Compensation
Prior to the Split-Off, Liberty Interactive granted, and Liberty has since granted to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
In connection with the Split-Off, awards with respect to Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock were converted to awards with respect to Liberty's Series A and Series B Liberty Starz and Liberty Capital common stock pursuant to Liberty's Transitional Stock Adjustment Plan (the "Transitional Plan"). Following the Split-Off and the Conversion, the Transitional Plan governs the terms and conditions of such Awards in respect of a maximum of 7.8 million shares of Liberty Capital common stock. No additional grants may be made pursuant to the Transitional Plan. Therefore, the activity associated with such Awards of Liberty Interactive's Starz and Capital common stock, prior to the Split-Off, have been reflected as Awards of Liberty in the condensed consolidated financial statements.
Additionally, as discussed in note 2, the Company effected the Conversion, whereby it exchanged each share of outstanding Liberty Starz common stock for 0.88129 shares of Liberty Capital common stock (with cash paid in lieu of fractional shares). The outstanding Liberty Starz stock options, SARs and restricted stock were also exchanged for Liberty Capital stock options, SARs and restricted stock using the same ratio, and an adjustment was made to the strike price, as applicable, using the same ratio.
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
March 31, 2012	$8
March 31, 2011	$11
In the three months ended March 31, 2012, the Company granted, primarily to Starz employees, 646,000 options to purchase shares of Series A Liberty Capital common stock. Such options had a weighted average grant-date fair value of $39.77 per share. These options vest quarterly over 4 years.
Liberty Interactive previously calculated, and Liberty calculates, the grant-date fair value for all of its equity classified awards and the subsequent remeasurement of its liability classified awards using the Black-Scholes Model. Liberty estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of Liberty Capital common stock and the implied volatility of publicly traded Liberty Capital options. Liberty uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty Capital common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2012	7,665	$36.57
Granted	646	$89.66
Exercised	(179)	$23.28
Forfeited/Cancelled/Exchanged	(24)	$81.57
Outstanding at March 31, 2012	8,108	$40.96
Exercisable at March 31, 2012	2,161	$21.17
The following table provides additional information about outstanding Awards to purchase Liberty Capital common stock at March 31, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life		Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life		Aggregate intrinsic value (000's)
Series A Liberty Capital	8,108	$40.96	5.9	years	$386,005	2,161	$21.17	2.8	years	$144,746
As of March 31, 2012, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $88 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.
As of March 31, 2012, Liberty reserved 8.1 million Series A Liberty Capital common stock for issuance under exercise privileges of outstanding stock Awards.
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
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the three months ended March 31, 2012 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Capital Common Stock
	Three months ended March 31, 2012	Three months ended March 31, 2011
	numbers of shares in millions
Basic EPS	121	82
Stock options	4	2
Diluted EPS	125	84

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Starz common stock for the three months ended March 31, 2011, based on the conversion ratio of 1 to 1 utilized in the Split-Off and prior to the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz into 0.88129 of a share of the corresponding series of Liberty Capital common stock (with cash paid in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, there was no Liberty Starz common stock outstanding for the three months ended March 31, 2012.

Liberty Starz Common Stock
Three months ended March 31, 2011
numbers of shares in millions
Basic EPS	51
Stock options	2
Diluted EPS	53

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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at March 31, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Short term marketable securities	$319	—	319	—
Available-for-sale securities	$1,822	1,526	296	—
Financial instruments (1)	$216	220	(4)	—

(1)
Included within financial instruments are forward purchase options on marketable securities and related deposits. The Company may settle these options either through physical cash exercise or net unwind of the contracts.

The majority of Liberty's Level 2 financial assets and liabilities are primarily debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2012	2011
	amounts in millions
Non-strategic Securities	$73	300
Borrowed shares	—	(95)
Net change from Non-strategic securities	73	205
Exchangeable senior debentures	—	(86)
Other	40	3
	$113	122

(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $1,399 million as of March 31, 2012.
Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	March 31, 2012	December 31, 2011
	amounts in millions
Time Warner Inc.	$356	340
Time Warner Cable Inc.	193	150
Sprint Nextel Corporation ("Sprint")	54	44
Viacom, Inc.	360	345
Century Link, Inc.	70	67
Barnes & Noble, Inc.	232	253
Other AFS equity securities	34	46
Sirius XM Radio, Inc. ("SIRIUS XM") debt securities	392	384
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS debt securities	116	206
	$1,831	1,859

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	March 31, 2012		December 31, 2011
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$1	62	1	57
Gross unrealized holding losses(1)	$—	—	—	—
___________________________

(1)	Liberty does not currently have any gross unrealized losses that have been in such position for greater than a year.

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at March 31, 2012 and the carrying amount at December 31, 2011:

	March 31, 2012			December 31, 2011
	Percentage ownership	Market Value (level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM	41%	$5,976	$80	64
Live Nation(a)	21%	$368	349	377
Other	various	N/A	121	126
			$550	567
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended March 31,
	2012	2011
	amounts in millions
SIRIUS XM	$18	(7)
Live Nation(a)	(22)	(23)
Other	(5)	2
	$(9)	(28)
___________________________

(a)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods not presented, both quantitatively and qualitatively, the Company has recorded approximately $12 million of these losses in the three months ended March 31, 2011.

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
Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	December 31, 2011	December 31, 2010
	amounts in millions
Current assets	$1,277	992
Property and equipment, net	1,674	1,761
Intangible assets	2,574	2,633
Goodwill	1,835	1,835
Other assets	136	162
Total assets	$7,496	7,383

Current liabilities	$2,248	2,350
Deferred income taxes	1,011	915
Long-term debt	2,684	2,696
Other liabilities	849	1,214
Stockholders' equity	704	208
Total liabilities and equity	$7,496	7,383

SIRIUS XM Consolidated Statement of Operations

	Three months ended December 31,
	2011	2010
	amounts in millions
Revenue	$784	736
Costs of services	(299)	(292)
Selling, general and administrative expenses	(264)	(245)
Restructuring, impairments and related costs	—	(60)
Depreciation and amortization	(67)	(67)
Operating income	154	72
Interest expense	(75)	(73)
Loss on extinguishment of debt	—	(85)
Other income (loss), net	(4)	3
Income tax expense	(4)	2
Net income (loss) attributable to SIRIUS XM stockholders	$71	(81)
As of March 31, 2012, the SIRIUS XM Preferred Stock had a market value of $5,976 million based on the value of the common stock into which it is convertible (level 1).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

(8) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal March 31, 2012
		March 31, 2012	December 31, 2011
	amounts in millions
Bank Facility	$—	—	750
Starz Bank Facility	505	505	505
Subsidiary debt	39	39	40
Total debt	$544	544	1,295
Less current maturities		(4)	(754)
Total long-term debt		$540	541
Bank Facility
The prior year balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal was repaid in March 2012 primarily funded by uninvested funds of $660 million which were included in restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2011 and additional proceeds from the sale of certain debt securities, from the invested portfolio, during the quarter.
Starz Bank Facility
In November 2011, Starz, LLC ("Starz"), a wholly owned subsidiary, entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500 million of term loans. Starz may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% to 1.75% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, depending on Starz's Consolidated Leverage Ratio (as defined in the Credit Agreement). The applicable rate at March 31, 2012 was 2.5%.

As of March 31, 2012 Starz is in compliance with all of its debt covenants. As of March 31, 2012, Starz has approximately $995 million available under the revolving credit facility.
Subsidiary Debt
Subsidiary debt at March 31, 2012 is primarily comprised of capitalized satellite transponder lease obligations.
Fair Value of Debt
Due to its variable rate nature, the Company believes that the carrying amount of its debt approximated fair value at March 31, 2012.

(9) Commitments and Contingencies
Film Rights
Starz provides premium video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. Starz entered into an exclusive long-term licensing agreement for theatrically released films from Disney studios through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films from Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels. Theatrically released films from Dream Works Studios and Miramax Films will not be licensed to Starz under the agreement. In addition, Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by Sony's Columbia Pictures, Screen Gems and Sony Pictures Classics ("Sony") through 2016, subject to certain limitations. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay Programming Fees for the rights to exhibit certain films that are released

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

by these producers. Films are generally available to Starz for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and domestic theatrical exhibition receipts of qualifying films.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at March 31, 2012 is reflected as a liability, in other liabilities, in the accompanying condensed consolidated balance sheet. The balance due as of March 31, 2012 is payable as follows: $115 million in 2012 and $1 million in 2013.
Under the above output agreements, Starz is obligated to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. In addition, Starz has agreed to pay Sony (i) $95 million in two remaining annual installments of $47.5 million in 2013 and 2014, and (ii) a total of $120 million in three equal annual installments beginning in 2015. The estimated payments under these agreements, which have not been accrued as of March 31, 2012, are as follows: $197 million in 2012; $179 million in 2013; $73 million in 2014; $59 million in 2015; $51 million in 2016 and $58 million thereafter.
Starz is also obligated to pay Programming Fees for films that have not yet been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres, however such amounts are expected to be significant.
Guarantees
The Company guarantees Starz's obligations under certain of its studio output agreements. At March 31, 2012, the Company's guarantees for obligations for films released by such date aggregated $448 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of March 31, 2012 aggregated $106 million, which is payable as follows: $59 million in 2012, $20 million in 2013, $13 million in 2014, $13 million in 2015 and $1 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

(10) Information About Liberty's Operating Segments
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
For the three months ended March 31, 2012, the Company has identified the following businesses as its reportable segments:

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
Performance Measures

	Three months ended March 31,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$405	127	391	131
ANLBC	3	(17)	4	(16)
TruePosition	17	1	560	370
Corporate and other	15	(1)	18	(1)
	$440	110	973	484

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Other Information

	March 31, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz, LLC	$2,656	—	1
ANLBC	558	31	—
TruePosition	155	—	1
Corporate and other	3,753	519	—
	$7,122	550	2
The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$110	484
Stock-based compensation	(8)	(11)
Gain on legal settlement	—	7
Depreciation and amortization	(13)	(21)
Interest expense	(7)	(7)
Share of earnings (losses) of affiliates, net	(9)	(28)
Realized and unrealized gains (losses) on financial instruments, net	113	122
Other, net	26	23
Earnings (loss) from continuing operations before income taxes	$212	569

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the cost of and our ability to acquire or produce desirable original programming and to acquire theatrical movie content for our networks and film distribution businesses;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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
For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2011.

Explanatory Note
Liberty Media Corporation ("Liberty" or "the Company") was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: the Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the previously announced plan to separate its Liberty Capital and Liberty Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty which at the time of the Split-Off held all of the assets, liabilities and businesses previously attributed to Liberty Interactive's Capital and Starz tracking stock groups. Additionally, on November 28, 2011 we completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of Liberty Capital common stock, with cash paid in lieu of fractional shares.
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

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments . The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments see "Results of Operations—Businesses" below.
Consolidated Operating Results

	Three Months Ended
	March 31,
	2012	2011
	amounts in millions
Revenue
Starz, LLC	$405	391
ANLBC	3	4
TruePosition	17	560
Corporate and other	15	18
	$440	973
Adjusted OIBDA
Starz, LLC	$127	131
ANLBC	(17)	(16)
TruePosition	1	370
Corporate and other	(1)	(1)
	$110	484
Operating Income (Loss)
Starz, LLC	$120	124
ANLBC	(21)	(26)
TruePosition	—	375
Corporate and other	(10)	(14)
	$89	459

Revenue.    Our consolidated revenue decreased $533 million for the three month period ended March 31, 2012, as compared to the corresponding prior year period. The three month decrease was primarily due to a decrease in the revenue of TruePosition, as a result of the recognition of previously deferred revenue at TruePosition in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

Adjusted OIBDA.    We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative ("SG&A") expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business's ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) from continuing operations before income taxes.
Consolidated Adjusted OIBDA decreased $374 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. The three month decrease was primarily driven by the decrease in Adjusted OIBDA for TruePosition as a result of a one-time recognition of deferred revenue and costs. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $8 million and $11 million of stock compensation expense for the three months ended March 31, 2012 and 2011, respectively. The decrease in stock compensation expense in 2012 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period. As of March 31, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $88 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.4 years.
Operating income.    Our consolidated operating income decreased $370 million for the three months ended March 31, 2012 as compared to the corresponding prior year period. The decrease is primarily the result of a change in operating results for TruePosition, due to a one-time recognition of deferred revenue and costs in the prior year.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended March 31,
	2012	2011
	amounts in millions
Other income (expense):
Interest expense	(7)	(7)
Share of earnings (losses) of affiliates	(9)	(28)
Realized and unrealized gains (losses) on financial instruments, net	113	122
Other, net	26	23
	123	110
Interest expense.    Consolidated interest expense was flat for the three months ended March 31, 2012 as compared to the corresponding prior year period.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended March 31,
	2012	2011
	amounts in millions
SIRIUS XM	$18	(7)
Live Nation	(22)	(23)
Other	(5)	2
	$(9)	(28)

During the second quarter of 2011 the Company acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods not presented, both quantitatively and qualitatively, the Company has recorded approximately $12 million of these losses in the three months ended March 31, 2011.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended March 31,
	2012	2011
	amounts in millions
Non-strategic Securities	$73	300
Borrowed shares	—	(95)
Net change in Non-strategic Securities	73	205
Exchangeable senior debentures	—	(86)
Other derivatives	40	3
	$113	122

Income taxes.    Our effective tax rate for the three months ended March 31, 2012 is 35%, which is the U.S. federal income tax rate. We note that the impact of state taxes was primarily offset by the dividends received deduction during the period.
Net earnings.    We had net earnings of $138 million and $332 million for the three months ended March 31, 2012 and 2011, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of March 31, 2012, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt and equity issuances, and dividend and interest receipts.
Liberty does not have a debt rating subsequent to the Split-Off because it has no corporate public debt outstanding.
As of March 31, 2012 the Company had a cash balance of $1,915 million along with additional sources of liquidity of $319 million in short term marketable securities and $1,399 million of unencumbered Non-strategic AFS securities. To the extent the Company recognizes any taxable gains from the sale of assets, including in the settlement of derivative instruments, we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, approximately $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount.
The Company's primary uses of cash during the three months ended March 31, 2012 were $751 million in debt repayments, which was repaid using restricted cash and cash proceeds from the sale of investments, $183 million related to deposits on financial instruments and $79 million for repurchases of Series A Liberty Capital common stock. These uses of cash were funded by cash provided by operating activities and cash on hand.
The projected uses of Liberty cash are the settlement of a forward purchase contract in the amount of $650 million, including related deposits already discussed above, and the potential buyback of common stock under the approved share buyback programs. Between the end of the quarter and April 30, 2012 we have acquired approximately 755,000 shares, for $65 million, of Series A Liberty Capital common stock. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Additionally, we may make investments in existing or new businesses.

Results of Operations—Businesses
Starz, LLC.   Starz provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. Starz is managed by and organized around the Starz Channels, Starz Distribution and Starz Animation business units. Starz Distribution includes the Home Video, Digital Media and Television businesses.

A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through Starz Channels' distributors. Certain of Starz's affiliation agreements with its distributors provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services (“consignment agreements”). Starz also has fixed-rate affiliation agreements with certain of its distributors. Pursuant to these agreements, distributors pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last through 2018. During the quarter ended March 31, 2012, approximately 56% of the Starz Channels' revenue was generated by its three largest distributors, Comcast, DIRECTV and Dish Network, each which individually generated 10% or more of the Starz Channels' revenue for such period.
Starz's operating results are as follows:

	Three months ended March 31,
	2012	2011
	amounts in millions
Revenue	$405	391
Operating expenses	(221)	(195)
SG&A expenses	(57)	(65)
Adjusted OIBDA	127	131
Stock-based compensation	(3)	(2)
Depreciation and amortization	(4)	(5)
Operating income	$120	124

        Starz's revenue increased $14 million or 3.6% for the three months ended March 31, 2012, as compared to the corresponding prior year period. Revenue for the three months ended March 31, 2012 increased primarily as a result of increases in revenue for the Starz Channels and Starz Distribution businesses which were partially offset by a decrease in revenue for the Starz Animation business. Starz Channels' revenue represented 80.1% and 80.4% of Starz's total revenue for the three months ended March 31, 2012 and 2011, respectively.

Revenue from Starz Channels increased $10 million or 3.1% for the three months ended March 31, 2012, as compared to the corresponding prior year period. The Starz Channels' growth in revenue for the three months ended March 31, 2012 resulted from a $7 million increase due to higher effective rates for the Starz Channels' services and a $3 million increase due to growth in the average number of subscriptions for the Starz Channels' services.

 The Starz and Encore channels are the primary drivers of Starz Channels' revenue. Starz average subscriptions increased 7.6% in 2012 and Encore average subscriptions increased 1.4% in 2012. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of March 31, 2012, subscriptions under fixed-rate agreements were 33.6 million while subscriptions under consignment agreements were 20.1 million. As of March 31, 2011, subscriptions under fixed-rate affiliation agreements were 28.4 million while subscriptions under consignment agreements were 23.4 million. The increase in fixed-rate subscriptions includes 2.9 million of subscriptions for certain distributors which moved from consignment to fixed-rate agreements.

Revenue from Starz Distribution increased $6 million or 8.5% for the three months ended March 31, 2012 as compared to the corresponding prior year period. Such increase is primarily due to domestic television revenue received related to certain of our Overture Films' theatrical releases. The distribution agreement with The Weinstein Company also had a positive impact on home video and digital media revenue in 2012 which offset a decrease in home video revenue received from Overture Films' titles.

Operating expenses increased by $26 million or 13.3% during the three months ended March 31, 2012 as compared to the corresponding prior year period. Such increase was due primarily to higher production and acquisition costs and higher programming costs. Production and acquisition costs are higher as a result of films distributed for The Weinstein Company. Programming costs are Starz's primary operating expense and totaled approximately $161 million and $149 million for the three months ended March 31, 2012 and 2011, respectively. Programming costs have increased in large part due to our original programming content. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in original content.

        Starz's SG&A expenses decreased by $8 million or 12.3% for the three months ended March 31, 2012 as compared to the corresponding prior year period. The primary driver of decreased SG&A expenses as compared to the prior year period was decreased advertising and marketing costs related to the timing of the premiere of our original programming series, Magic City, which was recognized primarily around its premiere on April 6, 2012, and fewer home video releases in 2012. Although advertising and marketing costs were lower for the first quarter of 2012, we expect that advertising and marketing costs related to original programming will continue to increase as we invest in original content.

        Starz's Adjusted OIBDA decreased $4 million or 3.1% for the three months ended March 31, 2012, as compared to the corresponding prior year period. The overall decrease in 2012 was a result of a decrease in Adjusted OIBDA for the Starz Distribution business which more than offset improved results by the Starz Channels' business. Adjusted OIBDA for the Starz Distribution business was negatively impacted by higher production and acquisition costs associated with films distributed for The Weinstein Company which is lower margin product as compared to the Overture titles previously distributed.
ANLBC. The three months ended March 31, 2012 were relatively flat in all aspects as compared to the corresponding period in the prior year. The first quarter is always a slow financial period for ANLBC as they prepare for the upcoming season and get ready for spring training. During the three months ended March 31, 2011 the Braves had one exhibition game during the period which drove the slightly higher revenue and Adjusted OIBDA in the prior year period. Additionally, the slight improvement in ANLBC's operating loss, as compared to the prior year period, is the result of certain intangible assets becoming fully amortized throughout 2011.
TruePosition. The dramatic reduction in Revenue, Adjusted OIBDA and Operating Income during the three months ended March 31, 2012 was a direct result of a significant recognition of deferred revenue and deferred costs during the three months ended March 31, 2011. TruePosition recognized approximately $538 million of deferred revenue and $167 million of associated deferred costs during the three months ended March 31, 2011. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under the relevant accounting guidance a material modification requires that elements under the agreement that meet the separation criteria that have been delivered be recognized as of the modification date. The revenue and associated costs had been deferred under the previous accounting guidance as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November of 2006) did not exist. Additionally, as discussed in the Annual Report on Form 10-K, TruePosition is out of contract with one of its large customers and has experienced no business activity with this customer for the three months ended March 31, 2012. While TruePosition continues to have ongoing discussions with this customer, with regards to a new contract, it is uncertain as to when, if any, business activity will materialize in the current year. If a new agreement cannot be negotiated we anticipate that TruePosition's Revenue, Adjusted OIBDA and Operating Income will be significantly impacted for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2012, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$505	2.5%	$39	5.5%
The Company is exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk associated with certain investment positions. These instruments are recorded at fair value based on option pricing models and other appropriate methods.
At March 31, 2012, the fair value of our AFS equity securities was $1,831 million. Had the market price of such securities been 10% lower at March 31, 2012, the aggregate value of such securities would have been $183 million lower. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations.
Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

None.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
As discussed elsewhere in this Quarterly Report on Form 10-Q, in November 2011 Liberty completed the conversion of each outstanding share of Liberty Starz common stock into 0.88129 of a share of Liberty Capital common stock, with cash paid in lieu of fractional shares. The Liberty board of directors authorized an additional $1.25 billion of Liberty Capital common stock repurchases effective the day of the conversion. First quarter repurchases and remaining availability under the repurchase program for Liberty Capital common stock is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
January 1 - 31, 2012	298,900	$80.29	298,900	$1,156 million
February 1 - 29, 2012	82,554	$83.27	82,554	$1,150 million
March 1 - 31, 2012	549,882	$88.02	549,882	$1,101 million
Total	931,336		931,336
In addition to the shares listed in the table above 1,068 shares of Series A Liberty Capital common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith

II-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	May 8, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	May 8, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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