Form 10-Q
period 2012-06-30
Liberty Media Corp
filed 2012-08-08
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of July 31, 2012 was:

Series A common stock	109,750,194
Series B common stock	9,899,341

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,803	2,070
Trade and other receivables, net	307	288
Program rights	491	442
Short term marketable securities	10	299
Restricted cash (note 8)	19	709
Financial instruments (note 5)	216	—
Deferred income tax assets	76	61
Other current assets	51	45
Total current assets	2,973	3,914
Investments in available-for-sale securities and other cost investments (note 6)	1,913	1,859
Investments in affiliates, accounted for using the equity method (note 7)	732	567

Property and equipment, at cost	506	504
Accumulated depreciation	(302)	(289)
	204	215

Intangible assets not subject to amortization	475	475
Intangible assets subject to amortization, net	125	135
Program rights	302	320
Other assets, at cost, net of accumulated amortization	207	238
Total assets	$6,931	7,723

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	June 30, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$10	15
Accrued liabilities	266	313
Current portion of debt (note 8)	17	754
Deferred revenue	121	63
Other current liabilities	39	85
Total current liabilities	453	1,230
Long-term debt (note 8)	526	541
Deferred income tax liabilities	336	411
Other liabilities	288	290
Total liabilities	1,603	2,472
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 109,797,738 shares at June 30, 2012 and 112,411,965 shares at December 31, 2011	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,899,754 shares at June 30, 2012 and 9,918,454 shares at December 31, 2011	—	—
Series C Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at June 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,346	3,564
Accumulated other comprehensive earnings, net of taxes	26	29
Retained earnings	1,960	1,667
Total stockholders' equity	5,333	5,261
Noncontrolling interests in equity of subsidiaries	(5)	(10)
Total equity	5,328	5,251
Commitments and contingencies (note 9)
Total liabilities and equity	$6,931	7,723

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$537	538	977	1,511
Operating costs and expenses:
Operating	323	332	569	725
Selling, general and administrative, including stock-based compensation (note 3)	98	92	190	199
Legal settlement	—	—	—	(7)
Depreciation and amortization	15	20	28	41
	436	444	787	958
Operating income	101	94	190	553
Other income (expense):
Interest expense	(7)	(3)	(14)	(10)
Share of earnings (losses) of affiliates, net (note 7)	22	(22)	13	(50)
Realized and unrealized gains (losses) on financial instruments, net (note 5)	(73)	54	40	176
Other, net	29	26	55	49
	(29)	55	94	165
Earnings (loss) from continuing operations before income taxes	72	149	284	718
Income tax (expense) benefit	85	(61)	11	(298)
Net earnings (loss)	157	88	295	420
Less net earnings (loss) attributable to the noncontrolling interests	1	(1)	2	—
Net earnings (loss) attributable to Liberty stockholders	$156	89	293	420

Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$156	22	293	301
Liberty Starz common stock	NA	67	NA	119
	$156	89	293	420

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$1.31	0.27	2.44	3.72
Series A and Series B Liberty Starz common stock	NA	1.31	NA	2.33
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$1.27	0.27	2.36	3.63
Series A and Series B Liberty Starz common stock	NA	1.26	NA	2.25

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Net earnings (loss)	$157	88	295	420
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	(5)	(3)	(2)	(27)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	—	8	—	2
Other	3	6	(1)	7
Other comprehensive earnings (loss)	(2)	11	(3)	(18)
Comprehensive earnings (loss)	155	99	292	402
Less comprehensive earnings (loss) attributable to the noncontrolling interests	1	(1)	2	—
Comprehensive earnings (loss) attributable to Liberty stockholders	$154	100	290	402
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$154	34	290	289
Liberty Starz common stock	NA	66	NA	113
	$154	100	290	402

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Six months ended June 30,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings	$295	420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28	41
Amortization of program rights	384	347
Cash payments for program rights	(410)	(370)
Stock-based compensation	18	21
Cash payments for stock-based compensation	(30)	(9)
Share of (earnings) loss of affiliates, net	(13)	50
Realized and unrealized (gains) losses on financial instruments, net	(40)	(176)
Losses (gains) on disposition of assets, net	—	2
Change in tax accounts from Liberty Interactive, net	—	42
Deferred income tax expense (benefit)	(87)	217
Other noncash charges (credits), net	(3)	(327)
Changes in operating assets and liabilities
Current and other assets	5	(192)
Payables and other liabilities	(16)	212
Net cash provided (used) by operating activities	131	278
Cash flows from investing activities:
Cash proceeds from dispositions of securities	87	—
Proceeds (payments) on financial instruments, net	(311)	—
Investments in and loans to cost and equity investees	(207)	(82)
Repayment of loans by cost and equity investees	43	189
Capital expended for property and equipment	(6)	(6)
Net sales (purchases) of short term investments	289	189
Net (increase) decrease in restricted cash	690	(145)
Reattribution of cash to Liberty Interactive	—	(264)
Other investing activities, net	—	(1)
Net cash provided (used) by investing activities	585	(120)
Cash flows from financing activities:
Borrowings of debt	—	1
Repayments of debt	(752)	(58)
Repurchases of Liberty common stock	(233)	(96)
Other financing activities, net	2	7
Net cash provided (used) by financing activities	(983)	(146)
Net increase (decrease) in cash and cash equivalents	(267)	12
Cash and cash equivalents at beginning of period	2,070	2,090
Cash and cash equivalents at end of period	$1,803	2,102

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Six months ended June 30, 2012

	Stockholders' equity
		Liberty Capital

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2012	$—	$1	$—	$3,564	$29	$1,667	$(10)	$5,251
Net earnings	—	—	—	—	—	293	2	295
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Stock compensation	—	—	—	17	—	—	—	17
Series A Liberty Capital stock repurchases	—	—	—	(233)	—	—	—	(233)
Other	—	—	—	(2)	—	—	3	1
Balance at June 30, 2012	$—	$1	$—	$3,346	$26	$1,960	$(5)	$5,328

See accompanying notes to condensed consolidated financial statements.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)   Basis of Presentation
The accompanying consolidated financial statements of Liberty Media Corporation (formerly named Liberty CapStarz, Inc. and prior thereto known as Liberty Splitco, Inc.) ("Liberty" or the "Company" unless the context otherwise requires) represent a combination of the historical financial information of (1) certain video programming and other media related assets and businesses previously attributed to the Starz tracking stock group and the Capital tracking stock group of Liberty Interactive Corporation ("Liberty Interactive" and formerly named Liberty Media Corporation) further described in note 2 and (2) Liberty and its consolidated subsidiaries for the period following the date of the completed Split-Off (defined below). The Split-Off has been accounted for at historical cost due to the pro rata nature of the distribution.
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
Liberty received $5 million of cash during the six months ended June 30, 2012 under these various agreements.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Liberty's income taxes for the three and six months ended were a net tax benefit as a result of a capital loss realized on the taxable liquidation of a consolidated subsidiary. The realized capital loss was $285 million and as a result a $100 million federal tax benefit was recorded and is being carried forward as a deferred tax asset.
During August 2012, Liberty's Board of Directors authorized a plan to distribute to the stockholders of Liberty shares of a subsidiary that will hold all of the businesses, assets and liabilities of Liberty not associated with Starz, LLC. The transaction would be effected as a pro-rata dividend of shares of a newly created subsidiary to the stockholders of Liberty. The subsidiary, which would become a separate public company, would be called Liberty Media Corporation (“New Liberty”). The businesses, assets, liabilities not included in New Liberty would be part of a separate public company called Starz. Starz will consist of 100% of Starz, LLC, approximately $1.5 billion in debt (assuming full draw down of the Starz bank facility) and an undetermined amount of cash.

The spin-off is intended to be tax-free to stockholders of Liberty Media and its completion will be subject to various conditions,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

including the registration of the shares to be distributed, the receipt of an IRS private letter ruling, the opinions of tax counsel and required government approvals. The spin-off will not require a stockholder vote. Subject to such conditions, including those described above, the spin-off is currently expected to occur in late 2012.

(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion, there are no outstanding shares of Liberty Starz common stock at June 30, 2012 and December 31, 2011, respectively. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols, and following the Conversion the ticker symbols changed to LMCA and LMCB, respectively.
While the Starz Group and the Capital Group had separate collections of businesses, assets and liabilities attributed to them prior to the Conversion, no group was a separate legal entity and therefore could not own assets, issue securities or enter into legally binding agreements. Holders of tracking stocks had no direct claim to the group's stock or assets and were not represented by separate boards of directors. Instead, holders of tracking stock were stockholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.
On February 9, 2011, prior to the Split-Off, Liberty Interactive's board approved a change in the attribution of the 3.125% Exchangeable Senior Debentures due 2023, the stock into which such debt is exchangeable and cash of $264 million from its Capital Group to its Interactive Group (the "TWX Reattribution").
(3)   Stock-Based Compensation
Prior to the Split-Off, Liberty Interactive granted, and Liberty has since granted to certain of its directors, employees and employees of its subsidiaries options and stock appreciation rights ("SARs") to purchase shares of its common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
In connection with the Split-Off, Awards with respect to Liberty Interactive's Series A and Series B Liberty Starz and Liberty Capital common stock were converted to Awards with respect to Liberty's Series A and Series B Liberty Starz and Liberty Capital common stock pursuant to Liberty's Transitional Stock Adjustment Plan (the "Transitional Plan"). Following the Split-Off and the Conversion, the Transitional Plan governs the terms and conditions of such Awards in respect of a maximum of 7.8 million shares of Liberty Capital common stock. No additional grants may be made pursuant to the Transitional Plan. Therefore, the activity associated with such Awards of Liberty Interactive's Starz and Capital common stock, prior to the Split-Off, has been reflected as Awards of Liberty in the condensed consolidated financial statements.
Additionally, as discussed in note 2, the Company effected the Conversion, whereby it converted each share of outstanding Liberty Starz common stock into 0.88129 of a share of the corresponding series Liberty Capital common stock (with cash paid in lieu of fractional shares). The outstanding Liberty Starz stock options, SARs and shares of restricted stock were also exchanged for Liberty Capital stock options, SARs and shares of restricted stock using the same ratio, and an adjustment was made to the exercise price or base price, as applicable, in the case of stock options or SARs, respectively, using the same ratio.
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Three months ended:
June 30, 2012	$10
June 30, 2011	$10
Six months ended:
June 30, 2012	$18
June 30, 2011	$21
In the six months ended June 30, 2012, the Company granted, primarily to Starz employees, 646,000 options to purchase shares of Series A Liberty Capital common stock. Such options had a weighted average grant-date fair value of $39.77 per share. These options vest quarterly over 4 years.
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

	Series A
	Liberty Capital	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2012	7,665	$36.57
Granted	646	$89.66
Exercised	(226)	$25.64
Forfeited/Cancelled/Exchanged	(42)	$81.48
Outstanding at June 30, 2012	8,043	$40.91
Exercisable at June 30, 2012	2,330	$22.76
The following table provides additional information about outstanding Awards to purchase Liberty Capital common stock at June 30, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life		Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life		Aggregate intrinsic value (000's)
Series A Liberty Capital	8,043	$40.91	5.7	years	$381,670	2,330	$22.76	2.8	years	$151,888
As of June 30, 2012, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $81 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.5 years.
As of June 30, 2012, Liberty reserved 8.0 million Series A Liberty Capital common stock for issuance under exercise privileges of outstanding stock Awards.
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
Series A and Series B Liberty Capital Common Stock

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the three months ended June 30, 2012 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Capital Common Stock
	Three months ended June 30, 2012	Six months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2011
	numbers of shares in millions
Basic EPS	119	120	81	81
Stock options	4	4	2	2
Diluted EPS	123	124	83	83
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Starz common stock for the three and six months ended June 30, 2011, based on the conversion ratio of 1 to 1 utilized in the Split-Off and prior to the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz into 0.88129 of a share of the corresponding series of Liberty Capital common stock (with cash paid in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, there was no Liberty Starz common stock outstanding for the three and six months ended June 30, 2012.

	Liberty Starz Common Stock
	Three months ended June 30, 2011	Six months ended June 30, 2011
	numbers of shares in millions
Basic EPS	51	51
Stock options	2	2
Diluted EPS	53	53

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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at June 30, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,523	1,517	6	—
Short term marketable securities	$10	—	10	—
Available-for-sale securities	$1,905	1,530	375	—
Financial instruments (1)	$211	216	(5)	—

(1)
Included within financial instruments are forward purchase options on marketable securities and related deposits. The Company may settle these options either through physical or cash exercise or net unwind of the contracts.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

The majority of Liberty's Level 2 financial assets and liabilities are debt instruments with quoted market prices which are not considered to be traded on "active markets," as defined in GAAP and other financial instruments valued based on financial models that use observable market data such as interest rates, stock prices and volatilities. Accordingly, the financial instruments are reported in the foregoing table as Level 2 fair value.
Realized and Unrealized Gains (Losses) on Financial Instruments
Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$58	85	131	385
Borrowed shares	—	(23)	—	(118)
Net change from Non-strategic securities	58	62	131	267
Exchangeable senior debentures	—	1	—	(85)
Other derivatives	(131)	(9)	(91)	(6)
	$(73)	54	40	176
(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $1,488 million as of June 30, 2012.
Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	June 30, 2012	December 31, 2011
	amounts in millions
Time Warner Inc.	$363	340
Time Warner Cable Inc.	194	150
Sprint Nextel Corporation ("Sprint")	61	44
Viacom, Inc.	357	345
CenturyLink, Inc.	71	67
Barnes & Noble, Inc.	277	253
Other AFS equity securities	33	46
Sirius XM Radio, Inc. ("SIRIUS XM") debt securities	385	384
Live Nation Entertainment, Inc. ("Live Nation") debt securities	24	24
Other AFS debt securities	148	206
	$1,913	1,859

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	June 30, 2012		December 31, 2011
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	54	1	57
Gross unrealized holding losses	$—	—	—	—

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2012 and the carrying amount at December 31, 2011:

	June 30, 2012			December 31, 2011
	Percentage ownership	Market Value (level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM(a)	42%	$4,898	$247	64
Live Nation(b)	21%	$360	337	377
Other	various	N/A	148	126
			$732	567
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
SIRIUS XM	$33	(1)	51	(8)
Live Nation(b)	(16)	(22)	(38)	(45)
Other	5	1	—	3
	$22	(22)	13	(50)
___________________________

(a)
During the three months ended June 30, 2012, Liberty acquired an additional 60.3 million shares of SIRIUS XM in the open market for $129 million. Additionally, Liberty entered into a forward contract to purchase an additional 302.2 million shares of SIRIUS XM for $649 million. Liberty settled the forward contract in cash during July 2012 and took possession of the SIRIUS XM shares and as of the date of settlement had an approximate 46% ownership interest (calculated based on published SIRIUS XM shares outstanding on an as-if-converted basis) at the time of settlement. At June 30, 3012, Liberty had a deposit of $267 million, related to the forward contract, which has been accounted for in the financial instruments line item on the the balance sheet as of such date which offset the cash needed to settle the contract at maturity.

(b)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods not presented, both quantitatively and qualitatively, the Company has recorded approximately $12 million of these losses in the six months ended June 30, 2011.
Sirius XM Radio Inc.
Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings (loss) for SIRIUS XM on a three-month lag due to timeliness considerations.
Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	March 31, 2012	December 31, 2011
	amounts in millions
Current assets	$1,337	1,277
Property and equipment, net	1,646	1,674
Intangible assets	2,560	2,574
Goodwill	1,835	1,835
Other assets	124	136
Total assets	$7,502	7,496

Current liabilities	$2,237	2,248
Deferred income taxes	1,025	1,011
Long-term debt	2,626	2,684
Other liabilities	764	849
Stockholders' equity	850	704
Total liabilities and equity	$7,502	7,496

SIRIUS XM Consolidated Statement of Operations

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	amounts in millions		amounts in millions
Revenue	$805	724	$1,589	$1,460
Costs of services	(292)	(271)	(591)	(563)
Selling, general and administrative expenses	(248)	(221)	(512)	(466)
Restructuring, impairments and related costs	—	—	—	(60)
Depreciation and amortization	(66)	(68)	(133)	(135)
Operating income	199	164	353	236
Interest expense	(77)	(78)	(152)	(151)
Loss on extinguishment of debt	(10)	(6)	(10)	(91)
Other income (loss), net	(1)	—	(5)	3
Income tax expense	(3)	(2)	(7)	—
Net income (loss) attributable to SIRIUS XM stockholders	$108	78	$179	$(3)
As of June 30, 2012, the SIRIUS XM Preferred Stock had a market value of $4,898 million based on the value of the common stock into which it is convertible (level 1).

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

(8) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal June 30, 2012
		June 30, 2012	December 31, 2011
	amounts in millions
Bank Facility	$—	—	750
Starz Bank Facility	505	505	505
Subsidiary debt	38	38	40
Total debt	$543	543	1,295
Less current maturities		(17)	(754)
Total long-term debt		$526	541
Bank Facility
The prior year balance represents borrowings from a financial institution to be invested by the Company in a portfolio of selected debt and mezzanine-level instruments of companies in the telecommunications, media and technology sectors. The outstanding principal was repaid in March 2012 primarily funded by uninvested funds of $660 million which were included in restricted cash in the accompanying condensed consolidated balance sheet at December 31, 2011 and additional proceeds from the sale of certain debt securities, from the invested portfolio, during the first quarter of 2012.
Starz Bank Facility
In November 2011, Starz, LLC ("Starz"), a wholly owned subsidiary, entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500 million of term loans. Starz may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% to 1.75% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, depending on Starz's Consolidated Leverage Ratio (as defined in the Credit Agreement). The applicable rate at June 30, 2012 was 2.0%.

As of June 30, 2012, Starz is in compliance with all of its debt covenants. As of June 30, 2012, Starz has approximately $995 million available under the revolving credit facility. The commitment fee rate on the unused portion of the revolver is between 0.25% and 0.50% based on Starz's consolidated leverage ratio. The commitment fee rate at June 30, 2012 is 0.25%.
Subsidiary Debt
Subsidiary debt at June 30, 2012 is primarily comprised of capitalized satellite transponder lease obligations.
Fair Value of Debt
Due to its variable rate nature, the Company believes that the carrying amount of its debt approximated fair value at June 30, 2012.
(9) Commitments and Contingencies
Film Rights
Starz provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz has entered into agreements with a number of motion picture producers which obligate Starz to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. Starz entered into an exclusive long-term licensing agreement for theatrically released films from Walt Disney Company ("Disney") studios through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films from Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels. Theatrically released films from Dream Works Studios and Miramax Films will not be licensed to Starz under the agreement. In addition, Starz is obligated to pay Programming Fees for all qualifying films that are released theatrically in the United States by Sony Pictures Entertainment Inc.'s Columbia Pictures, Screen Gems and Sony Pictures Classics ("Sony") through 2016,

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

subject to certain limitations. Films are generally available to Starz for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay Programming Fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz at June 30, 2012 is reflected as a liability, in other liabilities, in the accompanying condensed consolidated balance sheet. The balance due as of June 30, 2012 is payable as follows: $66 million in 2012 and $5 million in 2013.
Under the above output agreements, Starz is obligated to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. In addition, Starz has agreed to pay Sony (i) $95 million in two remaining annual installments of $47.5 million in 2013 and 2014, and (ii) a total of $120 million in three equal annual installments beginning in 2015. The estimated payments under these agreements, which have not been accrued as of June 30, 2012, are as follows: $114 million in 2012; $314 million in 2013; $73 million in 2014; $59 million in 2015; $51 million in 2016 and $58 million thereafter.
Starz is also obligated to pay Programming Fees for films that have not yet been released in theatres. Starz is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres, however such amounts are expected to be significant.
Guarantees
The Company guarantees Starz's obligations under certain of its studio output agreements. At June 30, 2012, the Company's guarantees for obligations for films released by such date aggregated $473 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of June 30, 2012 aggregated $77 million, which is payable as follows: $30 million in 2012, $20 million in 2013, $13 million in 2014, $13 million in 2015 and $1 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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
In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi et. al. in the United States District Court for the

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, the jury awarded Liberty damages in the amount of €765 million in connection with a finding of breach of contract and fraud by the defendant. Judgment, however, will not be entered until the Court rules on any post-trial briefing. Vivendi has announced its intention to appeal the jury's verdict, and Liberty has indicated its intent to seek prejudgment interest on the jury's award. As a result, the amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.
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
For the six months ended June 30, 2012, the Company has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

Performance Measures

	Six months ended June 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$808	235	794	249
ANLBC	102	5	95	(8)
TruePosition	39	4	587	373
Corporate and other	28	(8)	35	(6)
	$977	236	1,511	608

	Three months ended June 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$403	108	403	118
ANLBC	99	22	91	8
TruePosition	22	3	27	3
Corporate and other	13	(7)	17	(5)
	$537	126	538	124

Other Information

	June 30, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz, LLC	$2,645	—	2
ANLBC	566	31	2
TruePosition	139	—	1
Corporate and other	3,581	701	1
	$6,931	732	6

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$126	124	236	608
Stock-based compensation	(10)	(10)	(18)	(21)
Gain on legal settlement	—	—	—	7
Depreciation and amortization	(15)	(20)	(28)	(41)
Interest expense	(7)	(3)	(14)	(10)
Share of earnings (losses) of affiliates, net	22	(22)	13	(50)
Realized and unrealized gains (losses) on financial instruments, net	(73)	54	40	176
Other, net	29	26	55	49
Earnings (loss) from continuing operations before income taxes	$72	149	284	718

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	changes in the nature of key strategic relationships with multichannel video distributors and content providers and our ability to maintain and renew affiliation agreements on terms acceptable to us;

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the cost of and our ability to acquire or produce desirable original programming and to acquire theatrical movie content for our networks and film distribution businesses;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

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
In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc. and Viacom, Inc. and Barnes & Noble, Inc., which are accounted for at their respective fair market values and are included in corporate and other.

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
Consolidated Operating Results

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Revenue
Starz, LLC	$403	403	808	794
ANLBC	99	91	102	95
TruePosition	22	27	39	587
Corporate and other	13	17	28	35
	$537	538	977	1,511
Adjusted OIBDA
Starz, LLC	$108	118	235	249
ANLBC	22	8	5	(8)
TruePosition	3	3	4	373
Corporate and other	(7)	(5)	(8)	(6)
	$126	124	236	608
Operating Income (Loss)
Starz, LLC	$100	112	220	236
ANLBC	14	(5)	(7)	(31)
TruePosition	1	—	1	375
Corporate and other	(14)	(13)	(24)	(27)
	$101	94	190	553

Revenue.    Our consolidated revenue decreased $1 million and $534 million for the three and six month periods ended June 30, 2012, respectively, as compared to the corresponding prior year periods. The three month decrease was primarily due to a decrease in revenue at TruePosition due primarily to the fact that TruePosition continues to be out of contract with one of its large customers. The six month decrease was primarily due to a decrease in the revenue of TruePosition, as a result of the recognition of previously deferred revenue at TruePosition in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
Consolidated Adjusted OIBDA increased $2 million for the three months ended June 30, 2012 and decreased $372 million for the six months ended June 30, 2012, as compared to the corresponding prior year periods. The three month increase was primarily driven by the increase in Adjusted OIBDA for ANLBC offset by a decrease in Adjusted OIBDA at Starz, LLC. The six month decrease was primarily driven by the decrease in Adjusted OIBDA for TruePosition as a result of a one-time recognition of deferred revenue and costs in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $18 million and $21 million of stock compensation expense for the six months ended June 30, 2012 and 2011, respectively. The decrease in stock compensation expense in 2012 relates primarily to our liability classified awards due to a less significant increase in our stock prices in the current period as compared to the prior period. As of June 30, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $81 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.5 years.
Operating income.    Our consolidated operating income increased $7 million for the three months ended June 30, 2012 and decreased $363 million for the six months ended June 30, 2012 as compared to the corresponding prior year periods. The three month increase was primarily due to the increase in operating income at ANLBC offset by a decrease in operating income at Starz, LLC. The six month decrease is primarily the result of a change in operating results for TruePosition, due to a one-time recognition of deferred revenue and costs in the prior year.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Other income (expense):
Interest expense	(7)	(3)	(14)	(10)
Share of earnings (losses) of affiliates	22	(22)	13	(50)
Realized and unrealized gains (losses) on financial instruments, net	(73)	54	40	176
Other, net	29	26	55	49
	(29)	55	94	165
Interest expense.    Consolidated interest expense increased for the three and six months ended June 30, 2012 as compared to the corresponding prior year periods. The increase is due to a change in the average interest rate on the oustanding debt period over period. The interest rate on the Starz Credit Facility, which was not in place until the third quarter of 2011, is greater than the interest rate of the Liberty Bank Facility which was repaid in the first quarter of 2012.
Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
SIRIUS XM	$33	(1)	51	(8)
Live Nation	(16)	(22)	(38)	(45)
Other	5	1	—	3
	$22	(22)	13	(50)

During the second quarter of 2011 the Company acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods not presented, both quantitatively and qualitatively, the Company has recorded approximately $12 million of these losses in the six months ended June 30, 2011.

Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$58	85	131	385
Borrowed shares	—	(23)	—	(118)
Net change in Non-strategic Securities	58	62	131	267
Exchangeable senior debentures	—	1	—	(85)
Other derivatives	(131)	(9)	(91)	(6)
	$(73)	54	40	176
Income taxes.    Our income taxes for the three and six months ended June 30, 2012 was a net tax benefit as a result of a capital loss realized on the taxable liquidation of a consolidated subsidiary. The realized capital loss was approximately $285 million and as a result a $100 million federal tax benefit was recorded and is being carried forward as a deferred tax asset.
Net earnings.    We had net earnings of $157 million and $295 million for the three and six months ended June 30, 2012, respectively, and net earnings of $88 million and $420 million for the three and six months ended June 30, 2011, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of June 30, 2012, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of our subsidiaries (to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted), proceeds from asset sales, monetization of our public investment portfolio (including derivatives), debt (including availability under the Starz Credit Facility) and equity issuances, and dividend and interest receipts.
Liberty does not have a debt rating subsequent to the Split-Off because it has no public debt outstanding.
As of June 30, 2012 the Company had a cash balance of $1,803 million along with additional sources of liquidity of $1,488 million of Non-strategic AFS securities and $995 million of availability under the Starz Credit Facility. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, approximately $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount.
The Company's primary uses of cash during the six months ended June 30, 2012 were $752 million in debt repayments, which was repaid using restricted cash and cash proceeds from the sale of investments, $207 million for additional investments in available-for-sale and equity method investees, $311 million related to deposits on financial instruments and $233 million for repurchases of Series A Liberty Capital common stock. These uses of cash were funded by cash provided by operating activities, sales of short term marketable securities and cash on hand.
The projected uses of Liberty cash are the settlement of forward purchase contracts in the amount of approximately $750 million, including related deposits already discussed above, and the potential buyback of common stock under the approved share buyback programs. Between the end of the quarter and July 31, 2012 we acquired approximately 74,000 shares, for $6.5 million, of Series A Liberty Capital common stock. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities. Additionally, we may make investments in existing or new businesses.

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

A large portion of Starz's revenue is derived from the delivery of movies and original programming content to consumers through Starz Channels' distributors. Certain of Starz's affiliation agreements with its distributors provide for payments to Starz based on the number of subscribers that receive the Starz Channels' services (“consignment agreements”). Starz also has fixed-rate affiliation agreements with certain of its distributors. Pursuant to these agreements, distributors pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last through 2018. Starz affiliation agreements expire from time to time and are subject to renegotiation with its distributors. Certain of Starz' affiliation agreements are set to expire in the fourth quarter of 2012 which collectively cover approximately 19% of Starz Channels' revenue for the three and six months ended June 30, 2012. Starz has a history of renewing it affiliation agreements on acceptable terms. However, there is no assurance that the renewals will be on terms that are as favorable as the terms in its current agreements. Starz currently expects to renew or renegotiate these affiliation agreements; however, the terms of such renewals may be less favorable than the current affiliation agreements. During the quarter ended June 30, 2012, approximately 58% of the Starz Channels' revenue was generated by its three largest distributors, Comcast, DIRECTV and Dish Network, each which individually generated 10% or more of the Starz Channels' revenue for such period.
Starz's operating results are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Revenue	$403	403	808	794
Operating expenses	(243)	(233)	(464)	(428)
SG&A expenses	(52)	(52)	(109)	(117)
Adjusted OIBDA	108	118	235	249
Stock-based compensation	(3)	(1)	(6)	(3)
Depreciation and amortization	(5)	(5)	(9)	(10)
Operating income	$100	112	220	236

Starz's revenue remained flat and increased $14 million or 1.8% for the three and six months ended June 30, 2012, respectively, as compared to the corresponding prior year periods. For the three months ended June 30, 2012, the increase in revenue for the Starz Channels business was offset by decreases in revenue for the Starz Distribution and Starz Animation businesses. Revenue for the six months ended June 30, 2012 increased primarily as a result of increases in revenue from the Starz Channels and Starz Distribution businesses which were partially offset by a decrease in revenue for the Starz Animation business. Starz Channels' revenue represented approximately 79% of Starz's total revenue for each of the three months ended June 30, 2012 and 2011 and approximately 80% of Starz's total revenue for each of the six months ended June 30, 2012 and 2011. The following table sets forth Starz' total revenue by business unit:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	amounts in millions
Starz Channels	$319	317	644	632
Starz Distribution	76	80	149	146
Starz Animation	10	11	21	23
Eliminations	(2)	(5)	(6)	(7)
Total Revenue	$403	403	808	794

Revenue from Starz Channels increased $2 million or 0.6% and $12 million or 1.9% for the three and six months ended June 30, 2012, as compared to the corresponding prior year period. The Starz Channels' growth in revenue for the three months ended June 30, 2012 resulted from a $6 million increase due to higher effective rates for the Starz Channels' services and a $4 million decrease in volume. The Starz Channels' growth in revenue for the six months ended June 30, 2012 resulted from a $19 million increase due to higher effective rates for the Starz Channels' services and an $7 million decrease in volume. The decrease in volume for both the three month and six months ended June 30, 2012 was due primarily to the non-renewal of the Netflix agreement which was partially offset by growth in the average number of subscriptions for the Starz Channels' services.

 The Starz and Encore channels are the primary drivers of Starz Channels' revenue. The following table sets forth information on Starz and Encore subscribers:

	June 30,
	2012	2011
	amounts in millions
Starz:
Fixed-rate subscriptions	12.4	9.0
Consignment subscriptions	8.3	10.0
Total Starz subscriptions	20.7	19.0
Encore:
Fixed-rate subscriptions	22.5	19.5
Consignment subscriptions	11.7	13.4
Total Encore subscriptions	34.2	32.9

Starz average subscriptions increased 8.3% and 8.2% for the three and six months ended June 30, 2012 compared to the corresponding prior year periods and Encore average subscriptions increased 2.7% and 2.2% for the three and six months ended June 30, 2012 compared to the corresponding prior year periods. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of June 30, 2012 subscriptions under fixed-rate agreements were 34.9 million while subscriptions under consignment agreements were 20.0 million. As of June 30, 2011, subscriptions under fixed-rate affiliation agreements were 28.5 million while subscriptions under consignment agreements were 23.4 million. The increase in fixed-rate subscriptions includes 3.3 million of subscriptions for certain affiliates which moved from consignment to fixed-rate agreements.

Revenue from Starz Distribution decreased $4 million or 5.0% and increased $3 million or 2.1% for the three and six months ended June 30, 2012 as compared to the corresponding prior year period. Such changes are primarily due to increased revenue from the television and digital media businesses which were offset by a decrease in revenue from the home video business. The decrease in revenue from the home video business is due primarily to a decrease in revenue from films released under the distribution agreement with The Weinstein Company. Home video revenue was positively impacted in 2011 by the release of the Academy Award winning film, “The King's Speech.”

Operating expenses increased by $10 million or 4.3% and $36 million or 8.4% during the three and six months ended June 30, 2012 as compared to corresponding prior year periods. Such increase is due primarily to higher programming costs. Programming expenses are Starz's primary operating expense and totaled approximately $179 million, $164 million, $340 million and $312 million for the three and six months ended June 30, 2012 and 2011, respectively. Programming expenses have increased in large part due to the mix of our original programming content. We expect that programming costs related to original programming will continue to increase in the future as Starz continues to invest in more original content.

Starz's SG&A expenses remained flat and decreased by $8 million or 6.8% for the three and six months ended June 30, 2012 as compared to the corresponding prior year periods. SG&A expenses for the three months ended June 30, 2012 as compared to the corresponding prior year period were impacted by an increase in advertising and marketing for our original content which was offset by a decrease in advertising and marketing for Starz Distribution. The decrease in SG&A expenses for the six months ended June 30, 2012 as compared to the corresponding prior year period was due primarily to a decrease in advertising and marketing for Starz Distribution. Advertising and marketing for Starz Channels was relatively flat for the six months ended June 30, 2012 as compared to the corresponding prior year period. Advertising and marketing for Starz Distribution was higher in 2011 primarily as a result of the home video release of “The King's Speech.” We expect that advertising expenses related to original programming will increase in future periods as we continue to invest in original content.

 Starz's Adjusted OIBDA decreased $10 million or 8.5% and $14 million or 5.6% for the three and six months ended June 30, 2012, as compared to the corresponding prior year periods. Adjusted OIBDA decreased in 2012 due primarily to a decrease in Adjusted OIBDA for Starz Channels. Adjusted OIBDA for Starz Channels decreased in 2012 as increases in programming costs associated with our original content more than offset increases in revenue.
ANLBC. The three and six months ended June 30, 2012 showed improved results in all aspects as compared to the corresponding prior year periods. During the three months ended June 30, 2012 the Braves had slightly higher revenue due to greater attendance and a slightly higher price per ticket. Revenue contributed to the increase in Adjusted OIBDA as compared to the corresponding prior year periods as well as an overall decrease in player compensation. Player compensation is down due to the movement of certain players in the off season and those costs being recognized in the fourth quarter of 2011. Additionally, there was a reduction in amortization which resulted in an incremental improvement to ANLBC's operating loss, as compared to the prior year periods, due to certain intangible assets becoming fully amortized throughout 2011.
TruePosition. The dramatic reduction in Revenue, Adjusted OIBDA and Operating Income during the six months ended June 30, 2012 was a direct result of a significant recognition of deferred revenue and deferred costs during the six months ended June 30, 2011. TruePosition recognized approximately $538 million of deferred revenue and $167 million of associated deferred costs during the three months ended March 31, 2011. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under the relevant accounting guidance a material modification requires that elements under the agreement that meet the separation criteria that have been delivered be recognized as of the modification date. The revenue and associated costs had been deferred under the previous accounting guidance as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November of 2006) did not exist. Additionally, as discussed in the Annual Report on Form 10-K, TruePosition is out of contract with one of its large customers and has experienced no business activity with this customer for the six months ended June 30, 2012. While TruePosition continues to have ongoing discussions with this customer, with regards to a new contract, it is uncertain as to when, if any, business activity will materialize in the current year. If a new agreement cannot be negotiated we anticipate that TruePosition's Revenue, Adjusted OIBDA and Operating Income will be significantly impacted for the year ended December 31, 2012.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2012, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$505	2.0%	$38	5.5%
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
At June 30, 2012, the fair value of our AFS equity securities was $1,913 million. Had the market price of such securities been 10% lower at June 30, 2012, the aggregate value of such securities would have been $191 million lower. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at June 30, 2012 the aggregate value of such securities would have been $526 million lower.
Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
As discussed elsewhere in this Quarterly Report on Form 10-Q, in November 2011 Liberty completed the conversion of each outstanding share of Liberty Starz common stock into 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares. The Liberty board of directors authorized an additional $1.25 billion of Liberty Capital common stock repurchases effective the day of the conversion. First quarter repurchases and remaining availability under the repurchase program for Liberty Capital common stock is as follows:

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
April 1 - 30, 2012	755,283	$85.80	755,283	$1,036 million
May 1 - 31, 2012	637,100	$85.08	637,100	$982 million
June 1 - 30, 2012	416,373	$84.33	416,373	$947 million
Total	1,808,756		1,808,756
In addition to the shares listed in the table above 2,399 shares of Series A Liberty Capital common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement for converted options pursuant to the Liberty Media Corporation Transitional Stock Adjustment Plan between Liberty Media Corporation and Gregory B. Maffei
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________________________
*    Filed herewith
**    Furnished herewith

II-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MEDIA CORPORATION
Date:	August 8, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	August 8, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement pursuant to the Liberty Media Corporation Transitional Stock Adjustment Plan between Liberty Media Corporation and Gregory B. Maffei
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
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