Form 10-Q
period 2012-09-30
Liberty Media Corp
filed 2012-11-06
CIK 1507934

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒
The number of outstanding shares of Liberty Media Corporation's common stock as of October 31, 2012 was:

Series A common stock	110,328,009
Series B common stock	9,893,541

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,169	2,070
Trade and other receivables, net	308	288
Program rights	459	442
Short term marketable securities (note 5)	10	299
Restricted cash (note 8)	17	709
Financial instruments (note 5)	51	—
Deferred income tax assets	50	61
Other current assets	64	45
Total current assets	2,128	3,914
Investments in available-for-sale securities and other cost investments (note 6)	1,774	1,859
Investments in affiliates, accounted for using the equity method (note 7)	3,221	567

Property and equipment, at cost	506	504
Accumulated depreciation	(307)	(289)
	199	215

Intangible assets not subject to amortization	475	475
Intangible assets subject to amortization, net	122	135
Program rights	285	320
Other assets, at cost, net of accumulated amortization	221	238
Total assets	$8,425	7,723

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(unaudited)

	September 30, 2012	December 31, 2011
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$12	15
Accrued liabilities	293	313
Current portion of debt (note 8)	4	754
Deferred revenue	71	63
Other current liabilities	91	85
Total current liabilities	471	1,230
Long-term debt (note 8)	537	541
Deferred income tax liabilities	866	411
Other liabilities	157	290
Total liabilities	2,031	2,472
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 110,120,638 shares at September 30, 2012 and 112,411,965 shares at December 31, 2011	1	1
Series B Liberty Capital common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,897,541 shares at September 30, 2012 and 9,918,454 shares at December 31, 2011	—	—
Series C Liberty Capital common stock, $.01 par value. Authorized 2,000,000,000 shares; zero issued and outstanding shares at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,419	3,564
Accumulated other comprehensive earnings, net of taxes	11	29
Retained earnings	2,967	1,667
Total stockholders' equity	6,398	5,261
Noncontrolling interests in equity of subsidiaries	(4)	(10)
Total equity	6,394	5,251
Commitments and contingencies (note 9)
Total liabilities and equity	$8,425	7,723

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Revenue:
Communications and programming services	$555	540	1,532	2,051
Operating costs and expenses:
Operating	333	323	902	1,048
Selling, general and administrative, including stock-based compensation (note 3)	95	91	285	290
Legal settlement	—	—	—	(7)
Depreciation and amortization	16	15	44	56
	444	429	1,231	1,387
Operating income	111	111	301	664
Other income (expense):
Interest expense	(11)	(3)	(25)	(13)
Dividend and interest income	22	9	67	56
Share of earnings (losses) of affiliates, net (note 7)	1,281	53	1,294	3
Realized and unrealized gains (losses) on financial instruments, net (note 5)	135	(257)	175	(81)
Gains (losses) on dispositions, net	21	1	21	(1)
Other, net (note 9)	49	1	59	5
	1,497	(196)	1,591	(31)
Earnings (loss) before income taxes	1,608	(85)	1,892	633
Income tax (expense) benefit	(602)	42	(591)	(256)
Net earnings (loss)	1,006	(43)	1,301	377
Less net earnings (loss) attributable to the noncontrolling interests	(1)	(1)	1	(1)
Net earnings (loss) attributable to Liberty stockholders	$1,007	(42)	1,300	378

Net earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$1,007	(103)	1,300	198
Liberty Starz common stock	NA	61	NA	180
	$1,007	(42)	1,300	378

(continued)

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations (Continued)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions, except per share amounts
Basic net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$8.46	(1.27)	10.83	2.44
Series A and Series B Liberty Starz common stock	NA	1.20	NA	3.53
Diluted net earnings (loss) attributable to Liberty stockholders per common share (note 4):
Series A and Series B Liberty Capital common stock	$8.19	(1.27)	10.48	2.39
Series A and Series B Liberty Starz common stock	NA	1.15	NA	3.40

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Net earnings (loss)	$1,006	(43)	1,301	377
Other comprehensive earnings (loss), net of taxes:
Unrealized holding gains (losses) arising during the period	3	(1)	1	(28)
Recognition of previously unrealized (gains) losses on available-for-sale securities, net	(13)	(2)	(13)	—
Other	(5)	(1)	(6)	6
Other comprehensive earnings (loss)	(15)	(4)	(18)	(22)
Comprehensive earnings (loss)	991	(47)	1,283	355
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(1)	(1)	1	(1)
Comprehensive earnings (loss) attributable to Liberty stockholders	$992	(46)	1,282	356
Comprehensive earnings (loss) attributable to Liberty stockholders:
Liberty Capital common stock	$992	(111)	1,282	178
Liberty Starz common stock	NA	65	NA	178
	$992	(46)	1,282	356

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements Of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
	amounts in millions
Cash flows from operating activities:
Net earnings	$1,301	377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44	56
Amortization of program rights	560	523
Cash payments for program rights	(561)	(599)
Stock-based compensation	28	24
Cash payments for stock-based compensation	(50)	(10)
Share of (earnings) loss of affiliates, net	(1,294)	(3)
Realized and unrealized (gains) losses on financial instruments, net	(175)	81
Losses (gains) on disposition of assets, net	(21)	1
Change in tax accounts from Liberty Interactive, net	—	53
Deferred income tax expense (benefit)	484	125
Other noncash charges (credits), net	(43)	(287)
Changes in operating assets and liabilities
Current and other assets	(17)	(200)
Payables and other liabilities	(28)	175
Net cash provided (used) by operating activities	228	316
Cash flows from investing activities:
Cash proceeds from dispositions of securities	360	17
Proceeds (payments) on financial instruments, net	(68)	—
Investments in and loans to cost and equity investees	(1,423)	(297)
Repayment of loans by cost and equity investees	35	189
Capital expended for property and equipment	(12)	(9)
Net sales (purchases) of short term investments	289	302
Net (increase) decrease in restricted cash	692	(139)
Reattribution of cash to Liberty Interactive	—	(264)
Other investing activities, net	(6)	(4)
Net cash provided (used) by investing activities	(133)	(205)
Cash flows from financing activities:
Borrowings of debt	500	1
Repayments of debt	(1,253)	(58)
Repurchases of Liberty common stock	(242)	(213)
Other financing activities, net	(1)	6
Net cash provided (used) by financing activities	(996)	(264)
Net increase (decrease) in cash and cash equivalents	(901)	(153)
Cash and cash equivalents at beginning of period	2,070	2,090
Cash and cash equivalents at end of period	$1,169	1,937

See accompanying notes to condensed consolidated financial statements.

QuickLinks -- Click here to rapidly navigate through this document

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement Of Equity
(unaudited)
Nine months ended September 30, 2012

	Stockholders' equity
		Liberty Capital

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated other comprehensive earnings	Retained earnings	Noncontrolling interest in equity of subsidiaries	Total equity
	amounts in millions
Balance at January 1, 2012	$—	$1	$—	$3,564	$29	$1,667	$(10)	$5,251
Net earnings	—	—	—	—	—	1,300	1	1,301
Other comprehensive loss	—	—	—	—	(18)	—	—	(18)
Stock compensation	—	—	—	30	—	—	—	30
Series A Liberty Capital stock repurchases	—	—	—	(242)	—	—	—	(242)
Non-cash benefit from reversal of contingent liability (note 9)	—	—	—	72	—	—	—	72
Other	—	—	—	(5)	—	—	5	—
Balance at September 30, 2012	$—	$1	$—	$3,419	$11	$2,967	$(4)	$6,394

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
During the second quarter of 2010, Liberty Interactive announced that its board of directors had authorized its management to proceed with a plan to separate its Capital and Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was completed on September 23, 2011 and was effected by means of a redemption of all of the outstanding Liberty Capital common stock and Liberty Starz common stock of Liberty Interactive in exchange for all of the common stock of Liberty, which at the time of the Split-Off, held all of the businesses, assets and liabilities previously attributed to the Capital and Starz tracking stock groups of Liberty Interactive pursuant to a Reorganization Agreement (described below). Immediately following the Split-Off, Liberty utilized a tracking stock capital structure similar to that used by Liberty Interactive prior to the Split-Off, with two tracking stock groups: one tracking the businesses, assets and liabilities previously attributed to Liberty Interactive's Capital group ("Capital Group") and the other tracking the businesses, assets and liabilities that were previously attributed to Liberty Interactive's Starz group ("Starz Group").
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Tax Sharing Agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Interactive and Liberty and other agreements related to tax matters. Among other things, pursuant to the Tax Sharing Agreement, Liberty has agreed to indemnify Liberty Interactive, subject to certain limited exceptions, for losses and taxes resulting from the Split-Off to the extent such losses or taxes (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by Liberty (applicable to actions or failures to act by Liberty and its subsidiaries following the completion of the Split-Off), (ii) result from the Liberty Capital common stock or the Liberty Starz common stock not being treated as stock of Liberty, or being treated as Section 306 stock within the meaning of Section 306(c) of the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes, (iii) result from the Liberty Interactive common stock, the Liberty Capital common stock, or the Liberty Starz common stock not being treated as stock of Liberty Interactive, or being treated as Section 306 stock within the meaning of Section 306(c) of the Code, for U.S. federal income tax purposes, (iv) result from Section 355(e) of the Code applying to the Split-Off as a result of the Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Liberty, or (v) result from deferred intercompany items or excess loss accounts that are triggered by the Split-Off, and that would otherwise be allocated to Liberty. In addition, Liberty will be required to indemnify Liberty Interactive for any losses or taxes resulting from the failure of the Liberty Entertainment, Inc. split-off (the "LEI Split-Off") previously completed by Liberty Interactive and related restructuring transactions to be a tax-free transaction described under Sections 355 and 368(a)(1)(D) (including any such losses or taxes arising as a result of the completion of the Split-Off), except to the extent that such losses or taxes result primarily from, individually or in the aggregate, a breach of certain restrictive covenants made by Liberty Interactive (applicable to actions or failures to act by Liberty Interactive and its subsidiaries following the completion of the Split-Off). Liberty Interactive has entered into a closing agreement with the IRS with respect to the Split-Off which provides that no gain or loss shall be recognized by Liberty Interactive or Liberty as a result of the Split-Off.  Further, Liberty Interactive has entered into a closing agreement with the IRS with respect to the LEI Split-Off which provides that no gain or loss shall be recognized by Liberty Interactive as a result of the LEI Split-Off and the related DirecTV combination.
Liberty received $9 million of cash during the nine months ended September 30, 2012 under these various agreements.
During August 2012, Liberty's Board of Directors authorized a plan to distribute to the stockholders of Liberty shares of a wholly-owned subsidiary, Liberty Spinco, Inc. ("Liberty Spinco"), that will hold all of the businesses, assets and liabilities of Liberty not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off"). The transaction will be effected as a pro-rata dividend of shares of Liberty Spinco to the stockholders of Liberty. Liberty Spinco, which will become a separate public company, will be renamed Liberty Media Corporation. The businesses, assets, liabilities not included in Liberty Spinco will be part of a separate public company to be named Starz. Due to the relative significance of Liberty Spinco to Starz (the legal spinnor) and senior management's continued involvement with Liberty Spinco following the Spin-Off, Liberty Spinco will be treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Liberty will continue to be the historical financial statements of Liberty Spinco and will present Starz as discontinued operations upon completion of the Spin-Off.

The Spin-Off is intended to be tax-free to stockholders of Liberty and its completion will be subject to various conditions, including the registration of the shares to be distributed, the receipt of an IRS private letter ruling, the opinions of tax counsel and required government approvals. The Spin-Off will not require a stockholder vote. Subject to such conditions, including those described above, the Spin-Off is currently expected to occur in late 2012 or early 2013.
Liberty, through its ownership of interests in subsidiaries and other companies, is primarily engaged in the media, communications and entertainment industries primarily in North America.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
(2)   Tracking Stocks
Tracking stock is a type of common stock that the issuing company intends to reflect or "track" the economic performance of a particular business or "group," rather than the economic performance of the company as a whole. Immediately following the Split-Off, Liberty had two tracking stocks—Liberty Starz common stock and Liberty Capital common stock, which were intended to track and reflect the economic performance of the Starz Group and Capital Group, respectively. On November 28, 2011, Liberty completed the conversion of each outstanding share of Liberty Starz common stock for 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of any fractional shares (the "Conversion"). As a result of the Conversion, there are no outstanding shares of Liberty Starz common stock at September 30, 2012 and December 31, 2011, respectively. The Liberty Capital common stock previously traded under the LCAPA and LCAPB ticker symbols, and following the Conversion the ticker symbols changed to LMCA and LMCB, respectively.
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation (amounts in millions):

Three months ended:
September 30, 2012	$10
September 30, 2011	$3
Nine months ended:
September 30, 2012	$28
September 30, 2011	$24
In the nine months ended September 30, 2012, the Company granted, primarily to Starz, LLC employees, 646,000 options to purchase shares of Series A Liberty Capital common stock. Such options had a weighted average grant-date fair value of $39.77 per share. These options vest quarterly over 4 years.
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
(unaudited)

Liberty—Outstanding Awards
The following table presents the number and weighted average exercise price ("WAEP") of Awards to purchase Liberty Capital common stock granted to certain officers, employees and directors of the Company.

	Series A
	Liberty Capital	WAEP
	numbers of Awards in thousands
Outstanding at January 1, 2012	7,665	$36.57
Granted	646	$89.66
Exercised	(1,085)	$23.32
Forfeited/Cancelled/Exchanged	(42)	$81.47
Outstanding at September 30, 2012	7,184	$43.09
Exercisable at September 30, 2012	1,685	$25.12
The following table provides additional information about outstanding Awards to purchase Liberty Capital common stock at September 30, 2012.

	No. of outstanding Awards (000's)	WAEP of outstanding Awards	Weighted average remaining life		Aggregate intrinsic value (000's)	No. of exercisable Awards (000's)	WAEP of exercisable Awards	Weighted average remaining life		Aggregate intrinsic value (000's)
Series A Liberty Capital	7,184	$43.09	5.7	years	$439,030	1,685	$25.12	2.5	years	$133,040
As of September 30, 2012, the total unrecognized compensation cost related to unvested Liberty Awards was approximately $73 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.
As of September 30, 2012, Liberty reserved 7.2 million Series A Liberty Capital common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Series A and Series B Liberty Capital Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Capital common stock, based on the conversion ratio of 1 to 1 utilized in the Split-Off, prior to the Split-Off, and the actual Liberty Capital common stock after the Split-Off. Excluded from diluted EPS for the three months ended September 30, 2012 are less than a million potential common shares because their inclusion would be anti-dilutive.

	Liberty Capital Common Stock
	Three months ended September 30, 2012	Nine months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2011
	numbers of shares in millions
Basic EPS	119	120	81	81
Stock options	4	4	—	2
Diluted EPS	123	124	81	83
Series A and Series B Liberty Starz Common Stock
The basic and diluted EPS calculation is based on the following weighted average outstanding shares of Liberty Starz common stock for the three and nine months ended September 30, 2011, based on the conversion ratio of 1 to 1 utilized in the Split-Off and prior to the Split-Off. As discussed in note 2, on November 28, 2011 the Company converted each share of Liberty Starz into 0.88129 of a share of the corresponding series of Liberty Capital common stock (with cash paid in lieu of fractional shares) to eliminate the tracking stock structure. Therefore, there was no Liberty Starz common stock outstanding for the three and nine months ended September 30, 2012.

	Liberty Starz Common Stock
	Three months ended September 30, 2011	Nine months ended September 30, 2011
	numbers of shares in millions
Basic EPS	51	51
Stock options	2	2
Diluted EPS	53	53

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Liberty's assets and liabilities measured at fair value are as follows:

		Fair Value Measurements at September 30, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		amounts in millions
Cash equivalents	$1,063	1,057	6	—
Short term marketable securities	$10	—	10	—
Available-for-sale securities	$1,765	1,444	321	—
Financial instrument assets (1)	$51	51	—	—
Financial instrument liabilities (1)	$(80)	—	(80)	—

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$126	(337)	257	48
Borrowed shares	—	72	—	(46)
Exchangeable senior debentures	—	—	—	(85)
Other derivatives	9	8	(82)	2
	$135	(257)	175	(81)

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6)   Investments in Available-for-Sale Securities and Other Cost Investments
All marketable equity and debt securities held by the Company are classified as available-for-sale ("AFS") and are carried at fair value generally based on quoted market prices. GAAP permits entities to choose to measure many financial instruments, such as AFS securities, and certain other items at fair value and to recognize the changes in fair value of such instruments in the entity's statement of operations (the "fair value option"). The Company previously entered into economic hedges for certain of its non-strategic AFS securities (although such instruments were not accounted for as fair value hedges by the Company). Changes in the fair value of these economic hedges were reflected in the Company's statement of operations as unrealized gains (losses). In order to better match the changes in fair value of the subject AFS securities and the changes in fair value of the corresponding economic hedges in the Company's financial statements, the Company elected the fair value option for those of its AFS securities which it considers to be non-strategic ("Non-strategic Securities"). Accordingly, changes in the fair value of Non-strategic Securities, as determined by quoted market prices, are reported in realized and unrealized gains (losses) on financial instruments in the accompanying condensed consolidated statements of operations. The total value of the Non-strategic Securities aggregated $1,479 million as of September 30, 2012.
Investments in AFS securities, including Non-strategic Securities, and other cost investments are summarized as follows:

	September 30, 2012	December 31, 2011
	amounts in millions
Time Warner Inc.	$427	340
Time Warner Cable Inc.	225	150
Sprint Nextel Corporation ("Sprint")	104	44
Viacom, Inc.	270	345
CenturyLink, Inc.	73	67
Barnes & Noble, Inc.	223	253
Other AFS equity securities	32	46
Sirius XM Radio, Inc. ("SIRIUS XM") debt securities	253	384
Live Nation Entertainment, Inc. ("Live Nation") debt securities	25	24
Other AFS debt securities	142	206
	$1,774	1,859

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Unrealized Holding Gains and Losses
Unrealized holding gains and losses related to investments in AFS securities are summarized below.

	September 30, 2012		December 31, 2011
	Equity securities	Debt securities	Equity securities	Debt securities
amounts in millions
Gross unrealized holding gains	$2	36	1	57
Gross unrealized holding losses	$—	—	—	—

(7)   Investments in Affiliates Accounted for Using the Equity Method
Liberty has various investments accounted for using the equity method. The following table includes the Company's carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2012 and the carrying amount at December 31, 2011:

	September 30, 2012			December 31, 2011
	Percentage ownership	Market Value (level 1)	Carrying amount	Carrying amount
		dollar amounts in millions
SIRIUS XM(a)	49%	$8,176	$2,656	64
Live Nation(b)	26%	$419	412	377
Other	various	N/A	153	126
			$3,221	567
The following table presents the Company's share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
SIRIUS XM (a)	$1,276	42	1,327	34
Live Nation(b)	—	1	(38)	(44)
Other	5	10	5	13
	$1,281	53	1,294	3
___________________________

(a)
During the nine months ended September 30, 2012, Liberty acquired an additional 267.5 million shares of SIRIUS XM in the open market for $647 million. Additionally, Liberty settled a forward contract and purchased an additional 302.2 million shares of SIRIUS XM for $649 million. SIRIUS XM recognized approximately $3.0 billion of tax benefit during the three months ended June 30, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for their recorded deferred tax assets. The Company recognized its portion of

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

this benefit ($1,229 million) in the three months ended September 30, 2012, based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM, due to an election to record earnings (loss) on a three month lag as discussed below.

(b)
During June 2011, Liberty acquired an additional 5.5 million shares of Live Nation which increased our ownership percentage above 20% of the outstanding voting shares. Due to the presumption that an entity with an ownership percentage greater than 20% has significant influence and no other factors would rebut that presumption, the Company is accounting for the investment as an equity method affiliate. The Company has elected to record its share of earnings (loss) for Live Nation on a three-month lag due to timeliness considerations. Increases in ownership which result in a change to the equity method of accounting generally require retroactive recognition of an investment's share of earnings (loss) in prior periods. Due to the relative insignificance of our share of losses for Live Nation in previous periods not presented, both quantitatively and qualitatively, the Company has recorded approximately $12 million of these losses in the nine months ended September 30, 2011.

Sirius XM Radio Inc.
Based on the Company's voting rights and its conclusion that the SIRIUS XM Preferred Stock is in-substance common stock, the Company accounts for its investment in the SIRIUS XM Preferred Stock using the equity method of accounting. The Company has elected to record its share of earnings (loss) for SIRIUS XM on a three-month lag due to timeliness considerations.
Summarized unaudited financial information for SIRIUS XM is as follows:
SIRIUS XM Consolidated Balance Sheet

	June 30, 2012	December 31, 2011
	amounts in millions
Current assets	$2,194	1,277
Property and equipment, net	1,631	1,674
Intangible assets	2,546	2,574
Goodwill	1,816	1,835
Deferred tax assets	1,237	—
Other assets	111	136
Total assets	$9,535	7,496

Current liabilities	$2,295	2,248
Deferred tax liabilities	—	1,011
Long-term debt	2,543	2,684
Other liabilities	683	849
Stockholders' equity	4,014	704
Total liabilities and equity	$9,535	7,496

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

SIRIUS XM Consolidated Statement of Operations

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	amounts in millions		amounts in millions
Revenue	$838	744	$2,427	$2,204
Costs of services	(294)	(273)	(885)	(836)
Selling, general and administrative expenses	(249)	(231)	(761)	(697)
Restructuring, impairments and related costs	—	—	—	(60)
Depreciation and amortization	(67)	(67)	(200)	(202)
Operating income	228	173	581	409
Interest expense	(73)	(76)	(225)	(227)
Loss on extinguishment of debt	(16)	(1)	(26)	(92)
Other income (loss), net	(2)	80	(7)	83
Income tax benefit (expense)	2,997	(3)	2,990	(3)
Net income (loss) attributable to SIRIUS XM stockholders	$3,134	173	$3,313	$170
As of September 30, 2012, the SIRIUS XM common stock and preferred stock, owned by the Company, had an aggregate market value of $8,176 million based on the value of the common stock and common stock into which the preferred stock is convertible (level 1).

(8) Long-Term Debt
Debt is summarized as follows:

		Carrying value
	Outstanding Principal September 30, 2012
		September 30, 2012	December 31, 2011
	amounts in millions
Bank Facility	$—	—	750
Starz 5.00% Senior Notes due 2019	500	500	—
Starz Bank Facility	5	5	505
Subsidiary debt	36	36	40
Total debt	$541	541	1,295
Less current maturities		(4)	(754)
Total long-term debt		$537	541
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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

31, 2011 and additional proceeds from the sale of certain debt securities, from the invested portfolio, during the first quarter of 2012.
Starz 5.00% Senior Notes due 2019
In September 2012, Starz, LLC, a wholly owned subsidiary, issued $500 million aggregate principal amount of 5.00% Senior Notes due September 15, 2019 at par. Proceeds from the notes were used to repay the term loan associated with the Starz Bank Facility.
Starz Bank Facility
In November 2011, Starz, LLC entered into a Credit Agreement that provides for a $1 billion revolving credit facility, with a $50 million sub-limit for standby letters of credit, and a $500 million term loan. Starz, LLC may elect that the loans bear interest at a rate per annum equal to the Alternative Base Rate (as defined in the Credit Agreement) plus a margin of 0.75% to 1.75% or the LIBO Rate (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, depending on Starz's Consolidated Leverage Ratio (as defined in the Credit Agreement). The applicable rate at September 30, 2012 was 2.0%.

As of September 30, 2012, Starz, LLC is in compliance with all of its debt covenants. As of September 30, 2012, Starz, LLC has approximately $995 million available under the revolving credit facility. As noted above, proceeds from the Starz 5.00% Senior Notes due 2019 were used to repay the term loan. The commitment fee rate on the unused portion of the revolver is between 0.25% and 0.50% based on Starz, LLC's consolidated leverage ratio. The commitment fee rate at September 30, 2012 is 0.25%.

It is expected that, in connection with the Spin-Off discussed in note 1, Starz, LLC will distribute approximately $1.8 billion in cash to Liberty, of which $400 million was distributed in the third quarter of 2012. The amount of the distribution will depend upon the financial performance and cash position of Starz, LLC prior to the Spin-Off. Starz, LLC anticipates additional borrowings against the Starz Bank Facility prior to the Spin-Off to fund the distribution.
Subsidiary Debt
Subsidiary debt at September 30, 2012 is primarily comprised of capitalized satellite transponder lease obligations.
Fair Value of Debt
At September 30, 2012 the fair value of the Starz 5.00% Senior Notes was $509 million. Due to the variable rate nature of the Company's other debt the Company believes that the carrying amount approximates fair value at September 30, 2012.
(9) Commitments and Contingencies
Film Rights
Starz, LLC provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz, LLC has entered into agreements with a number of motion picture producers which obligate Starz, LLC to pay fees ("Programming Fees") for the rights to exhibit certain films that are released by these producers. Starz, LLC entered into an exclusive long-term licensing agreement for theatrically released films from Walt Disney Company ("Disney") studios through 2015. The agreement provides Starz, LLC with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films from Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels. Theatrically released films from Dream Works Studios and Miramax Films will not be licensed to Starz, LLC under the agreement. In addition, Starz, LLC is obligated to

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

pay Programming Fees for all qualifying films that are released theatrically in the United States by Sony Pictures Entertainment Inc.'s Columbia Pictures, Screen Gems and Sony Pictures Classics ("Sony") through 2016, subject to certain limitations. Films are generally available to Starz, LLC for exhibition 8-12 months after their theatrical release. The Programming Fees to be paid by Starz, LLC to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz, LLC has also entered into agreements with a number of other motion picture producers and is obligated to pay Programming Fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance of Programming Fees for films that were available for exhibition by Starz, LLC at September 30, 2012 is reflected as a liability, in other liabilities, in the accompanying condensed consolidated balance sheet. The balance due as of September 30, 2012 is payable as follows: $64 million in 2012 and $7 million in 2013.
Under the above output agreements with Disney and Sony, Starz, LLC is obligated to pay Programming Fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz, LLC until some future date. In addition, Starz, LLC has agreed to pay Sony (i) $95 million in two remaining annual installments of $47.5 million in 2013 and 2014, and (ii) a total of $120 million in three equal annual installments beginning in 2015. The estimated payments under these agreements, including Disney and Sony, which have not been accrued as of September 30, 2012, are as follows: $30 million in 2012; $360 million in 2013; $74 million in 2014; $59 million in 2015; $51 million in 2016 and $58 million thereafter.
Starz, LLC is also obligated to pay Programming Fees for films that have not yet been released in theatres by Disney and Sony. Starz, LLC is unable to estimate the amounts to be paid under these output agreements for films that have not yet been released in theatres, however such amounts are expected to be significant.
Guarantees
The Company guarantees Starz, LLC's obligations under certain of its studio output agreements. At September 30, 2012, the Company's guarantees for obligations for films released by such date aggregated $446 million. While the guarantee amount for films not yet released is not determinable, such amount is expected to be significant. As noted above, Starz, LLC has recognized the liability for a portion of its obligations under the output agreements. As this represents a direct commitment of Starz, LLC, a consolidated subsidiary of the Company, the Company has not recorded a separate indirect liability for its guarantee of these obligations.
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
Employment Contracts
The Atlanta Braves and certain of their players and coaches have entered into long-term employment contracts whereby such individuals' compensation is guaranteed. Amounts due under guaranteed contracts as of September 30, 2012 aggregated $77 million, which is payable as follows: $30 million in 2012, $20 million in 2013, $13 million in

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2014, $13 million in 2015 and $1 million thereafter. In addition to the foregoing amounts, certain players and coaches may earn incentive compensation under the terms of their employment contracts.
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
In connection with a commercial transaction that closed during 2002 among Liberty, Vivendi Universal S.A. (“Vivendi”) and the former USA Holdings, Inc., Liberty brought suit against Vivendi et. al. in the United States District Court for the Southern District of New York, alleging, among other things, breach of contract and fraud by Vivendi. On June 25, 2012, the jury awarded Liberty damages in the amount of €765 million in connection with a finding of breach of contract and fraud by the defendant. Judgment, however, will not be entered until the Court rules on any post-trial briefing. Vivendi has announced its intention to appeal the jury's verdict, and Liberty has indicated its intent to seek prejudgment interest on the jury's award. As a result, the amount that Liberty may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by Liberty will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Other
During the period from March 9, 1999 to August 10, 2001, Liberty Interactive (Liberty's former parent) was included in the consolidated federal income tax return of AT&T and was party to a tax sharing agreement with AT&T (the "AT&T Tax Sharing Agreement"). While Liberty Interactive was a subsidiary of AT&T, Liberty Interactive recorded its stand-alone tax provision on a separate return basis. Under the AT&T Tax Sharing Agreement, Liberty Interactive received a cash payment from AT&T in periods when Liberty Interactive generated taxable losses and such taxable losses were utilized by AT&T to reduce its consolidated income tax liability. To the extent such losses were not utilized by AT&T, such amounts were available to reduce federal taxable income generated by Liberty Interactive in future periods, similar to a net operating loss carryforward, and were accounted for as a deferred federal income tax benefit. Subsequent to Liberty Interactive's split off from AT&T, if adjustments were made to amounts previously paid under the AT&T Tax Sharing Agreement, such adjustments are reflected as adjustments to additional paid-in capital. During the period from March 10, 1999 to December 31, 2002, Liberty Interactive received cash payments from AT&T aggregating $670 million as payment for Liberty Interactive's taxable losses that AT&T utilized to reduce its income tax liability. AT&T requested a refund from Liberty of $70 million, plus accrued interest, relating to losses that it generated in 2002 and 2003 and was able to carry back to offset taxable income previously offset by Liberty Interactive's losses. AT&T had previously asserted that Liberty Interactive's losses caused AT&T to pay $70 million in alternative minimum tax ("AMT") that it would not have been otherwise required to pay had Liberty Interactive's losses not been included in its return.
Liberty indemnified Liberty Interactive for the contingent liability and therefore the liability remained with Liberty after the Split-Off. In prior years, a $72 million contingent liability was recorded through additional paid in capital as these liabilities were considered to have been equity transactions with Liberty Interactive's former parent. Additionally, interest was accrued on the liabilities and recorded through interest expense, until the amounts reached an amount the Company considered to be the maximum exposure under the contingent liability. The total liability recorded, including

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

accrued interest was $128 million. During the year, the Company determined that a requisite amount of time had passed under the applicable state statutes and that the liability should be released. As $72 million was originally set up through additional paid in capital that amount of the liability was relieved against additional paid in capital and the remainder was recorded through the Other, net line item in the Other income (expense) section of the accompanying condensed consolidated Statement of Operations.

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
For the nine months ended September 30, 2012, the Company has identified the following businesses as its reportable segments:

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

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance Measures

	Nine months ended September 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$1,208	343	1,183	356
ANLBC	216	31	199	11
TruePosition	60	11	619	380
Corporate and other	48	(12)	50	(10)
	$1,532	373	2,051	737

	Three months ended September 30,
	2012		2011
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in millions
Starz, LLC	$400	108	389	107
ANLBC	114	26	104	19
TruePosition	21	7	32	7
Corporate and other	20	(4)	15	(4)
	$555	137	540	129

Other Information

	September 30, 2012
	Total assets	Investments in affiliates	Capital expenditures
	amounts in millions
Starz, LLC	$2,307	—	8
ANLBC	546	32	2
TruePosition	119	—	1
Corporate and other	5,453	3,189	1
	$8,425	3,221	12

LIBERTY MEDIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Consolidated segment Adjusted OIBDA	$137	129	373	737
Stock-based compensation	(10)	(3)	(28)	(24)
Gain on legal settlement	—	—	—	7
Depreciation and amortization	(16)	(15)	(44)	(56)
Interest expense	(11)	(3)	(25)	(13)
Dividend and interest income	22	9	67	56
Share of earnings (losses) of affiliates, net	1,281	53	1,294	3
Realized and unrealized gains (losses) on financial instruments, net	135	(257)	175	(81)
Gains (losses) on dispositions, net	21	1	21	(1)
Other, net	49	1	59	5
Earnings (loss) before income taxes	$1,608	(85)	1,892	633

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends at Starz, LLC; the recoverability of our goodwill and other long-lived assets; counterparty performance under our derivative arrangements; our projected sources and uses of cash; the estimated value of our derivative instruments; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•
changes in the nature of key strategic relationships with multichannel video distributors and content providers and our ability to maintain and renew affiliation agreements with multichannel video distributors on terms acceptable to us;

•	distributor demand for our products and services and our ability to adapt to changes in demand;

•
customer demand for our products and services, including changes resulting from unwillingness of certain distributors to allow us to participate in cooperative marketing campaigns, and our ability to adapt to changes in demand;

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
Explanatory Note
Liberty Media Corporation ("Liberty" or "the Company") was previously an indirect, wholly owned subsidiary of Liberty Interactive Corporation ("Liberty Interactive," formerly known as Liberty Media Corporation). Liberty Interactive's capital structure previously utilized three tracking stocks: the Liberty Interactive common stock, Liberty Starz common stock and Liberty Capital common stock. During the third quarter of 2011, Liberty Interactive completed the previously announced plan to separate its Capital and Starz tracking stock groups from its Liberty Interactive tracking stock group (the "Split-Off"). The Split-Off was effected by means of a redemption of all of the Liberty Capital common stock and the Liberty Starz common stock in exchange for all of the common stock of Liberty which at the time of the Split-Off held all of the assets, liabilities and businesses previously attributed to Liberty Interactive's Capital and Starz tracking stock groups. Additionally, on November 28, 2011 we completed the conversion of each outstanding share of Liberty Starz common stock into 0.88129 of a share of the corresponding series of Liberty Capital common stock, with cash paid in lieu of fractional shares.
Overview
We own controlling and non-controlling interests in a broad range of media, communications and entertainment companies. Our more significant operating subsidiaries, which are also our principal reportable segments, are Starz, LLC, Atlanta National League Baseball Club, Inc., ("ANLBC") and TruePosition, Inc. ("TruePosition"). Starz, LLC provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz, LLC also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. ANLBC owns the Atlanta Braves, a major league baseball club, as well as certain of the Atlanta Braves' minor league clubs. TruePosition provides equipment and technology that deliver location-based services to wireless users.
Our "Corporate and Other" category includes our other consolidated subsidiaries and corporate expenses.
In addition to the foregoing businesses, we hold ownership interests in Sirius XM Radio, Inc. ("SIRIUS XM") and Live Nation Entertainment, Inc. ("Live Nation"), which we account for as equity method investments; and we continue to maintain investments and related financial instruments in public companies such as Time Warner Inc., Time Warner Cable Inc., Viacom, Inc. and Barnes & Noble, Inc., which are accounted for at their respective fair market values and are included in corporate and other.
During August 2012, Liberty's Board of Directors authorized a plan to distribute to the stockholders of Liberty shares of a wholly-owned subsidiary, Liberty Spinco, Inc. ("Liberty Spinco"), that will hold all of the businesses, assets and liabilities of Liberty not associated with Starz, LLC (with the exception of the Starz, LLC office building) (the "Spin-Off"). The transaction will be effected as a pro-rata dividend of shares of Liberty Spinco to the stockholders of Liberty. Liberty Spinco, which will become a separate public company, will be renamed Liberty Media Corporation. The businesses, assets, liabilities not included in Liberty Spinco will be part of a separate public company to be named Starz. Due to the relative significance of Liberty Spinco to Starz (the legal spinnor) and senior management's continued involvement with Liberty Spinco following the Spin-Off, Liberty Spinco will be treated as the "accounting successor" to Starz for financial reporting purposes, notwithstanding the legal form of the Spin-Off previously described. Therefore, the historical financial statements of Liberty will continue to be the historical financial statements of Liberty Spinco and will present Starz as discontinued operations upon completion of the Spin-Off.

The Spin-Off is intended to be tax-free to stockholders of Liberty Media and its completion will be subject to various conditions, including the registration of the shares to be distributed, the receipt of an IRS private letter ruling, the opinions of tax counsel and required government approvals. The Spin-Off will not require a stockholder vote. Subject to such conditions, including those described above, the Spin-Off is currently expected to occur in late 2012 or early 2013.

Results of Operations—Consolidated
General.    We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments. The "corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of the principal reporting segments see "Results of Operations—Businesses" below.
Consolidated Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Revenue
Starz, LLC	$400	389	1,208	1,183
ANLBC	114	104	216	199
TruePosition	21	32	60	619
Corporate and other	20	15	48	50
	$555	540	1,532	2,051
Adjusted OIBDA
Starz, LLC	$108	107	343	356
ANLBC	26	19	31	11
TruePosition	7	7	11	380
Corporate and other	(4)	(4)	(12)	(10)
	$137	129	373	737
Operating Income (Loss)
Starz, LLC	$99	101	319	337
ANLBC	16	12	9	(19)
TruePosition	8	5	9	380
Corporate and other	(12)	(7)	(36)	(34)
	$111	111	301	664

Revenue.    Our consolidated revenue increased $15 million for the three months ended September 30, 2012 and decreased $519 million nine months ended September 30, 2012, as compared to the corresponding prior year periods. The three month increase was primarily due to an overall increase in revenue at Starz, LLC as the changes in revenue at ANLBC and TruePosition were offsetting. The nine month decrease was primarily due to a decrease in revenue at TruePosition, as a result of the recognition of previously deferred revenue in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
Consolidated Adjusted OIBDA increased $8 million for the three months ended September 30, 2012 and decreased $364 million for the nine months ended September 30, 2012, as compared to the corresponding prior year periods. The three month increase was primarily driven by the increase in Adjusted OIBDA for ANLBC. The nine month decrease was primarily driven by the decrease in Adjusted OIBDA for TruePosition as a result of a one-time recognition of deferred revenue and costs in the prior year. See "Results of Operations—Businesses" below for a more complete discussion of the results of operations of certain of our subsidiaries.

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
We recorded $28 million and $24 million of stock compensation expense for the nine months ended September 30, 2012 and 2011, respectively. The increase in stock compensation expense in 2012 relates primarily to our liability classified awards due to the overall increase in our stock price in the current period as compared to the prior period increase. As of September 30, 2012, the total unrecognized compensation cost related to unvested Liberty equity awards was approximately $73 million. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 2.7 years.
Operating income.    Our consolidated operating income remained relatively flat for the three months ended September 30, 2012 and decreased $363 million for the nine months ended September 30, 2012, as compared to the corresponding prior year periods. The nine month decrease is primarily the result of a change in operating results for TruePosition, due to a one-time recognition of deferred revenue and costs in the prior year.
Other Income and Expense
Components of Other Income (Expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Other income (expense):
Interest expense	(11)	(3)	(25)	(13)
Dividend and interest income	22	9	67	56
Share of earnings (losses) of affiliates	1,281	53	1,294	3
Realized and unrealized gains (losses) on financial instruments, net	135	(257)	175	(81)
Gains (losses) on dispositions, net	21	1	21	(1)
Other, net	49	1	59	5
	1,497	(196)	1,591	(31)
Interest expense.    Consolidated interest expense increased for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods. The increase is due to a change in the average interest rate on the oustanding debt period over period. The interest rate on the Starz Credit Facility, which was not in place until the third quarter of 2011, is greater than the interest rate of the Liberty Bank Facility which was repaid in the first quarter of 2012.
Dividend and interest income. Consolidated dividend and interest income increased for the three and nine months ended September 30, 2012, as compared to the corresponding prior year periods. The increase in the current period is primarily due to the interest on our Barnes & Noble investment, which was not acquired until the third quarter of 2011.

Share of earnings (losses) of affiliates.    The following table presents our share of earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
SIRIUS XM	$1,276	42	1,327	34
Live Nation	—	1	(38)	(44)
Other	5	10	5	13
	$1,281	53	1,294	3

SIRIUS XM recognized approximately $3.0 billion of tax benefit during the three months ended June 30, 2012. SIRIUS XM recorded the tax benefit as the result of significant positive evidence that a valuation allowance was no longer necessary for their recorded deferred tax assets. The Company recognized our portion of this benefit ($1,229 million) in the three months ended September 30, 2012, based on our ownership percentage at the time of the recognition of the deferred tax benefit by SIRIUS XM, due to an election to record earnings (loss) on a three month lag as discussed in note 7 in condensed consolidated financial statements. Additionally, during the current year, we have been accumulating additional shares of SIRIUS XM, exchanged a portion of our preferred shares for common stock and have requested de jure control of SIRIUS XM from the FCC. As of September 30, 2012 we had an approximate 49% equity ownership. We expect that within the near term a final decision from the FCC will be forthcoming and if we are approved for control we expect to acquire the necessary additional shares to obtain equity ownership above 50% and exercise our rights to control SIRIUS XM. If we take control of SIRIUS XM, we would be required to apply purchase accounting which would require the recognition of a significant gain (the difference between our carrying value and the fair value of our percentage ownership in SIRIUS XM) and we would consolidate SIRIUS XM which would considerably change the overall financial statement presentation of our company.

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
Realized and unrealized gains (losses) on financial instruments.    Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Non-strategic Securities	$126	(337)	257	48
Borrowed shares	—	72	—	(46)
Exchangeable senior debentures	—	—	—	(85)
Other derivatives	9	8	(82)	2
	$135	(257)	175	(81)
Gains (losses) on dispositions, net. During September 2012, SIRIUS XM tendered for certain bonds that we carried as available for sale debt securities. As our basis in these securities was less than the proceeds we received, a gain was recorded for the difference.
Income taxes.    Our income taxes for the nine months ended September 30, 2012 were lower than the federal rate of 35% as a result of a capital loss realized on the taxable liquidation of a consolidated subsidiary. The realized capital loss was approximately $285 million and as a result a $100 million federal tax benefit was recorded and is being carried forward as a deferred tax asset.
Net earnings.    We had net earnings of $1,006 million and $1,301 million for the three and nine months ended September 30, 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.
Material Changes in Financial Condition
As of September 30, 2012, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.
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
As of September 30, 2012 the Company had a cash balance of $1,169 million along with additional sources of liquidity of $1,479 million of Non-strategic AFS securities and $995 million of availability under the Starz Credit Facility. To the extent the Company recognizes any taxable gains from the sale of assets we may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. Further, our operating businesses have provided, on average, approximately $250 million in annual operating cash flow over the prior three years and we do not anticipate any significant reductions in that amount.
The Company's primary uses of cash during the nine months ended September 30, 2012 were $1,253 million in debt repayments, which was repaid using restricted cash and cash proceeds from the sale of investments, $1,423 million for additional investments in available-for-sale and equity method investees and $242 million for repurchases of Series A Liberty Capital common stock. These uses of cash were funded by cash provided by operating activities, sales of short term marketable securities and cash on hand.
The projected uses of Liberty cash are the investment in existing or new businesses and the potential buyback of common stock under the approved share buyback programs. Between the end of the quarter and October 31, 2012 we acquired approximately 191,500 shares, for $20 million, of Series A Liberty Capital common stock. We may be required to make net payments of income tax liabilities to settle items under discussion with tax authorities.

Results of Operations—Businesses
Starz, LLC.     Starz, LLC provides premium subscription video programming to United States multichannel video distributors, including cable operators, satellite television providers and telecommunications companies. Starz, LLC also develops, produces and acquires entertainment content and distributes this content to consumers in the United States and throughout the world. Starz, LLC is managed by and organized around the Starz Channels, Starz Distribution and Starz Animation business units. Starz Distribution includes the Home Video, Digital Media and Worldwide Distribution (previously referred to as Television) businesses.
A large portion of Starz, LLC's revenue is derived from the delivery of movies and original programming content to consumers through Starz Channels' distributors. Certain of Starz, LLC's affiliation agreements with its distributors provide for payments to Starz, LLC based on the number of subscribers that receive the Starz Channels' services (“Consignment”). Starz, LLC also has fixed-rate affiliation agreements with certain of its distributors. Pursuant to these agreements, distributors pay an agreed-upon rate regardless of the number of subscribers. The agreed-upon rate may be increased annually to the extent the contract provides for an increase. The affiliation agreements have various terms ranging from rolling month to month extensions with certain distributors to agreements which last into 2019. Starz, LLC's affiliation agreements expire from time to time and are subject to renegotiation with its distributors. Affiliation agreements accounting for approximately 30% of Starz Channels' revenue for the three and nine months ended September 30, 2012 are set to expire or are subject to renegotiation in the fourth quarter of 2012.  A substantial majority of the 30% is accounted for by two distributors who exercised options to renegotiate their affiliation agreements.  Recently, Starz, LLC has agreed with one of these distributors for a multi-year extension and has reached agreement on the substantive financial terms with the other distributor for a multi-year extension.  The financial terms of the extensions are generally less favorable than the financial terms in the prior affiliation agreements.  These less favorable financial terms would have resulted in an approximate reduction of 3% of Starz Channels' revenue for both the three and nine months ended September 30, 2012, respectively, on a pro-forma basis had the extended agreements been in effect on January 1, 2012.  Each of these agreements provide for contractually agreed upon increases in the amounts Starz, LLC receives on an annual basis beginning on the first anniversary of the extensions. During the three months ended September 30, 2012, approximately 58% of the Starz Channels' revenue was generated by its three largest distributors, Comcast, DIRECTV, and Dish Network, each of which individually generated 10% or more of the Starz Channels' revenue for such period.

Starz, LLC's operating results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Revenue	$400	389	1,208	1,183
Operating expenses	(237)	(226)	(701)	(654)
SG&A expenses	(55)	(56)	(164)	(173)
Adjusted OIBDA	108	107	343	356
Stock-based compensation	(4)	(2)	(10)	(5)
Depreciation and amortization	(5)	(4)	(14)	(14)
Operating income	$99	101	319	337

Starz, LLC's revenue increased $11 million or 2.8% and $25 million or 2.1% for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. For the three months ended September 30, 2012, revenue increased for Starz Distribution and remained flat for both the Starz Channels' business and the Starz Animation business. Revenue for the nine months ended September 30, 2012 increased primarily as a result of increases in revenue from the Starz Distribution and Starz Channels' businesses which were partially offset by a decrease in revenue for the Starz Animation business. Starz Channels' revenue represented approximately 80%

and 82% of Starz, LLC's total revenue for the three months ended September 30, 2012 and 2011, respectively, and approximately 80% of Starz, LLC's total revenue for each of the nine months ended September 30, 2012 and 2011. The following table sets forth Starz, LLC's total revenue by business unit:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	amounts in millions
Starz Channels	$317	318	961	950
Starz Distribution	75	62	224	208
Starz Animation	10	10	31	33
Eliminations	(2)	(1)	(8)	(8)
Total Revenue	$400	389	1,208	1,183

Revenue from Starz Channels remained relatively flat and increased $11 million or 1.2% for the three and nine months ended September 30, 2012, as compared to the corresponding prior year period. Starz Channels' revenue remained relatively flat for the three months ended September 30, 2012 as an $8 million increase due to higher effective rates for the Starz Channels' services was offset by a $9 million decrease in volume. The Starz Channels' growth in revenue for the nine months ended September 30, 2012 resulted from a $28 million increase due to higher effective rates for the Starz Channels' services which was partially offset by a $17 million decrease in volume. The decrease in volume for both the three month and nine months ended September 30, 2012 was due primarily to the non-renewal of the Netflix agreement which was partially offset by growth in the average number of subscriptions for the Starz Channels' services.

 The Starz and Encore channels are the primary drivers of Starz Channels' revenue. The following table sets forth information on Starz and Encore subscribers:

	September 30,
	2012	2011
	amounts in millions
Starz:
Fixed-rate subscriptions	12.6	9.0
Consignment subscriptions	8.2	10.0
Total Starz subscriptions	20.8	19.0
Encore:
Fixed-rate subscriptions	22.6	19.4
Consignment subscriptions	11.7	13.4
Total Encore subscriptions	34.3	32.8

Starz Channels' average subscriptions increased 9.4% and 8.5% for the three and nine months ended September 30, 2012 compared to the corresponding prior year periods and Encore average subscriptions increased 4.1% and 2.8% for the three and nine months ended September 30, 2012 compared to the corresponding prior year periods. The impact on revenue due to subscription increases is affected by the relative percentages of increases under consignment agreements and fixed-rate agreements. In this regard, as of September 30, 2012, subscriptions under fixed-rate agreements were 35.2 million while subscriptions under consignment agreements were 19.9 million. As of September 30, 2011, subscriptions under fixed-rate affiliation agreements were 28.4 million while subscriptions under consignment agreements were 23.4 million. The increase in fixed-rate subscriptions includes 3.9 million of subscriptions for certain distributors which moved from consignment to fixed-rate agreements.

Revenue from Starz Distribution increased $13 million or 21.0% and $16 million or 7.7% for the three and nine months ended September 30, 2012 as compared to the corresponding prior year period. The increase for the three month period is primarily due to increased revenue from the Home Video and Digital Media businesses. The Home Video and Digital Media businesses were positively impacted during the third quarter of 2012 by the distribution of the AMC Network's original series “The Walking Dead.” Revenue from Starz, LLC's original series “Spartacus” (primarily home video revenue) also contributed to Starz Distribution's increase in revenue during the third quarter of 2012. The increase for the nine months is primarily due to increased revenue from Worldwide Distribution and Digital Media businesses which was offset by a decrease in revenue from the Home Video business. The Digital Media business experienced an increase in revenue from films released under the distribution agreement with The Weinstein Company (“TWC”) while the Home Video business experienced a decrease in revenue from TWC's films during the nine months ended September 30, 2012 as compared to the corresponding prior year period. Home Video revenue was positively impacted in 2011 by the release of TWC's “The King's Speech,” which won four Academy Awards®, including Best Picture, Best Actor, Best Director and Best Original Screenplay.

Operating expenses increased $11 million or 4.9% and $47 million or 7.2% during the three and nine months ended September 30, 2012 as compared to corresponding prior year periods. The increase for the three month period is primarily due to an increase in participation expense which is partially offset by a decrease in programming expense. The increase for the nine month period is due primarily to higher programming costs and participation expense.

Programming expenses are Starz, LLC's primary operating expense and totaled approximately $165 million, $170 million, $505 million and $482 million for the three and nine months ended September 30, 2012 and 2011, respectively. Programming expenses decreased during the three month period primarily due to lower box office results for films licensed under our output agreements, partially offset by an increase in expense related to our original programming. Programming expenses for the nine month period have increased in large part due to increased exhibitions of our original programming content and the higher production cost (which resulted in higher amortization) of our 2012 original series as compared to our 2011 series. We expect that programming costs related to original programming will continue to increase in the future as Starz, LLC continues to invest in original content. Participation expense represents amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant has an ownership interest in the content (e.g., TWC, AMC Networks, producers or writers of our original programming, etc.). The increase in participation expense for both the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods is due to an increase in Starz Distribution revenue and a higher gross margin in 2012 on films distributed for TWC which was primarily the result of higher advertising and marketing costs in 2011 as described below.

 Starz, LLC's SG&A expenses decreased by $1 million or 1.8% and $9 million or 5.2% for the three and nine months ended September 30, 2012 as compared to the corresponding prior year periods. The decrease in SG&A expenses for the three and nine month periods was due primarily to a decrease in advertising and marketing for Starz Distribution. Advertising and marketing for Starz Distribution was higher in 2011 primarily as a result of the home video release of “The King's Speech.” Advertising and marketing for Starz Channels was relatively flat for the three and nine months ended September 30, 2012 as compared to the corresponding prior year period. However, we expect that advertising expenses related to original programming will increase in future periods as we continue to invest in original content.

 Starz, LLC's Adjusted OIBDA increased $1 million or 0.9% and decreased $13 million or 3.7% for the three and nine months ended September 30, 2012, as compared to the corresponding prior year periods. The primary reason for the decrease in Adjusted OIBDA during the nine month period was an increase in the number of exhibitions and an increase in programming amortization resulting from increased production costs associated with our 2012 original series.
ANLBC. The three and nine months ended September 30, 2012 showed improved results in all aspects as compared to the corresponding prior year periods. During the three months ended September 30, 2012 the Braves had slightly higher revenue due to greater attendance and a slightly higher price per ticket. Revenue contributed to the increase in Adjusted OIBDA as compared to the corresponding prior year periods as well as an overall decrease in player compensation. Player compensation is down due to the movement of certain players in the off season and those costs being recognized in the fourth quarter of 2011. Additionally, there was a reduction in amortization which resulted in an incremental improvement to ANLBC's operating loss, as compared to the prior year periods, due to certain intangible assets becoming fully amortized throughout 2011.
TruePosition. The dramatic reduction in Revenue, Adjusted OIBDA and Operating Income during the nine months ended September 30, 2012 was a direct result of a significant recognition of deferred revenue and deferred costs during the nine months ended September 30, 2011. TruePosition recognized approximately $538 million of deferred revenue and $167 million of associated deferred costs during the three months ended March 31, 2011. In the first quarter of 2011 TruePosition amended and extended its agreement with AT&T under which TruePosition sells hardware, licenses software and provides ongoing technical and software support to AT&T which are used in the provision of E-911 services domestically. Under the relevant accounting guidance a material modification requires that elements under the agreement that meet the separation criteria that have been delivered be recognized as of the modification date. The revenue and associated costs had been deferred under the previous accounting guidance as Vendor Specific Objective Evidence for undelivered items (specified upgrades committed to in November of 2006) did not exist. Additionally, as discussed in the Annual Report on Form 10-K, TruePosition is out of contract with one of its large customers and has experienced no business activity with this customer for the nine months ended September 30, 2012. While TruePosition continues to have ongoing discussions with this customer, with regards to a new contract, it is uncertain as to when, if any, business activity will materialize in the current year. If a new agreement cannot be negotiated we anticipate that TruePosition's Revenue, Adjusted OIBDA and Operating Income will be significantly impacted for the year ended December 31, 2012.

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
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2012, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg interest rate	Principal amount	Weighted avg interest rate
dollar amounts in millions
$5	2.0%	$536	5.0%
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
At September 30, 2012, the fair value of our AFS equity securities was $1,774 million. Had the market price of such securities been 10% lower at September 30, 2012, the aggregate value of such securities would have been $177 million lower. Additionally, our stock in SIRIUS XM and Live Nation (two of our equity method affiliates) are publicly traded securities which are not reflected at fair value in our balance sheet. These securities are also subject to market risk that is not directly reflected in our statement of operations and had the market price of such securities been 10% lower at September 30, 2012 the aggregate value of such securities would have been $860 million lower.
Item 4.    Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

In re Sirius XM Shareholder Litigation, Consol. C.A. No. 7800-CS (Del. Ch.). On August 21, 2012, plaintiff City of Miami Police Relief and Pension Fund (the “Fund”) filed a complaint in the Court of Chancery of the State of Delaware against Liberty, SIRIUS XM, Liberty Radio LLC and certain Liberty designees on the board of directors of SIRIUS XM (David J.A. Flowers, Gregory B. Maffei, John C. Malone, Carl E. Vogel, and Vanessa A. Wittman (together, the “Sirius Designees”)). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware against the same individuals and seeking substantially similar relief as set forth in the complaint filed by the Fund. By Order of the Court dated October 2, 2012, the two actions were consolidated under the caption In re Sirius XM Shareholder Litigation. Plaintiffs the Fund and Brian Cohen filed an Amended Verified Class Action and Derivative Complaint (the "Amended Complaint") in the consolidated action on October 5, 2012. The Amended Complaint alleges that Liberty and the Sirius Designees are breaching their alleged fiduciary duties to the SIRIUS XM stockholders by acquiring shares of SIRIUS XM common stock in the market and applying to the Federal Communications Commission for consent to the transfer of de jure control of the various FCC licenses and authorizations held by SIRIUS XM or its subsidiaries. The Amended Complaint also seeks a declaration that a provision in an investment agreement entered into between Liberty and SIRIUS XM that prohibits SIRIUS XM from adopting certain anti-takeover provisions is invalid under Delaware law and a declaration that upon the expiration of the three year standstill in the investment agreement Liberty became an interested stockholder subject to the restrictions and limitations set forth by Section 203 of the Delaware General Corporation Law.
Cohen v. Sirius XM Radio Inc., et al., Case No. 7806 (Del. Ch.). On August 23, 2012, plaintiff Brian Cohen filed a complaint in the Court of Chancery of the State of Delaware. The allegations and relief sought in this action are against the same individuals and are substantially similar to those in the In re Sirius XM Shareholder Litigation discussed above.
Montero v. Sirius XM Radio Inc., Index No. 653012/2012 (N.Y. Sup. Ct. Cnty. of New York). On August 27, 2012, plaintiff Andrew Montero brought a shareholder class action on behalf of the shareholders of the common stock of SIRIUS XM against SIRIUS XM, the Sirius Designees, Liberty and Liberty Radio LLC. The action was commenced in the Supreme Court for the State of New York in New York County. Mr. Montero alleges breaches of fiduciary duty, aiding and abetting breach of fiduciary duty, and seeks a declaratory judgment, with allegations and relief sought substantially similar to those in the City of Miami litigation above.
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

	Series A Liberty Capital Common Stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be purchased Under the Plans or Programs
July 1 - 31, 2012	74,000	$88.51	74,000	$940 million
August 1 - 31, 2012	—	$—	—	$940 million
September 1 - 30, 2012	19,000	$103.57	19,000	$938 million
Total	93,000		93,000

II-1

QuickLinks -- Click here to rapidly navigate through this document

In addition to the shares listed in the table above 2,322 shares of Series A Liberty Capital common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6.    Exhibits

(a)	Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Indenture, dated as of September 13, 2012, among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Starz, LLC's Registration Statement on Form S-4, as filed on October 23, 2012 (File No: 333-184551) (the “Starz S-4”)).

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

LIBERTY MEDIA CORPORATION
Date:	November 6, 2012	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date:	November 6, 2012	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3

QuickLinks -- Click here to rapidly navigate through this document

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Indenture, dated as of September 13, 2012, among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Starz, LLC's Registration Statement on Form S-4, as filed on October 23, 2012 (File No: 333-184551) (the “Starz S-4”)).

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

Part II - Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

SIGNATURES
EXHIBIT INDEX