Form 10-Q
period 2013-09-30
Starz
filed 2013-11-06
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of October 31, 2013 was:

Series A	Series B
103,222,898	9,875,737

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,642	$749,774
Restricted cash	64,506	—
Trade accounts receivable, net of allowances of $39,239 and $35,045	247,985	241,415
Program rights, net	334,736	340,005
Deferred income taxes (Note 6)	652	990
Other current assets	32,816	44,727
Total current assets	711,337	1,376,911
Program rights	352,274	338,684
Investment in films and television programs, net	148,748	181,673
Property and equipment, net of accumulated depreciation of $103,502 and $110,882	90,783	96,280
Deferred income taxes (Note 6)	22,044	12,222
Goodwill	131,760	131,760
Other assets, net	36,359	38,520
Total assets	$1,493,305	$2,176,050

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$4,867	$4,134
Trade accounts payable	6,059	6,162
Accrued liabilities (Notes 5, 7 and 8)	321,358	256,062
Due to affiliate (Note 5)	—	39,519
Deferred revenue	4,257	24,574
Total current liabilities	336,541	330,451
Debt (Note 2)	1,058,939	535,671
Other liabilities (Note 7)	8,436	7,784
Total liabilities	1,403,916	873,906
Stockholders' equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 104,572,952 and 111,722,828 shares at September 30, 2013 and the LMC Spin-Off, respectively	1,046	—
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,875,738 and 9,882,238 shares at September 30, 2013 and the LMC Spin-Off, respectively	99	—
Additional paid-in capital	417,743	—
Accumulated other comprehensive loss, net of taxes	(4,395)	—
Accumulated deficit	(318,846)	—
Member’s interest	—	1,311,951
Total stockholders' equity	95,647	1,311,951
Noncontrolling interests in subsidiaries	(6,258)	(9,807)
Total equity	89,389	1,302,144
Commitments and contingencies (Note 7)
Total liabilities and equity	$1,493,305	$2,176,050
See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Programming networks and other services	$380,376	$346,246	$1,120,945	$1,075,124
Home video net sales	65,677	54,724	241,846	133,372
Total revenue	446,053	400,970	1,362,791	1,208,496

Costs and expenses:
Programming costs (including amortization) (Note 7)	166,036	164,421	477,360	504,674
Production and acquisition costs (including amortization) (Note 5)	67,942	42,169	220,999	117,617
Home video cost of sales	21,334	19,033	51,550	40,261
Operating expenses	13,803	12,501	38,925	38,876
Selling, general and administrative (Note 5)	63,219	54,705	214,201	163,611
Stock compensation (Note 4)	8,815	3,653	25,127	9,888
Depreciation and amortization	4,148	4,980	12,917	13,787
Total costs and expenses	345,297	301,462	1,041,079	888,714

Operating income	100,756	99,508	321,712	319,782

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11,655)	(9,475)	(33,214)	(18,805)
Other income (expense), net	195	(487)	(1,798)	3,680
Income before income taxes	89,296	89,546	286,700	304,657

Income tax expense (Note 6)	(36,210)	(34,264)	(109,376)	(100,572)

Net income	53,086	55,282	177,324	204,085

Net loss (income) attributable to noncontrolling interests	(842)	1,142	(3,328)	(1,154)

Net income attributable to stockholders	$52,244	$56,424	$173,996	$202,931

Basic net income per common share (Note 8)	$0.46	$0.47	$1.48	$1.69
Diluted net income per common share (Note 8)	$0.43	$0.47	$1.42	$1.69
Weighted average number of common shares outstanding (Note 8):
Basic	114,621	119,996	117,616	119,996
Diluted	120,522	120,047	122,626	120,047

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$53,086	$55,282	$177,324	$204,085

Other comprehensive income, net of taxes -
Foreign currency translation adjustments from operations	189	332	54	322

Comprehensive income	53,275	55,614	177,378	204,407

Comprehensive loss (income) attributable to noncontrolling interests	(919)	402	(3,265)	(1,908)

Comprehensive income attributable to stockholders	$52,356	$56,016	$174,113	$202,499

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$177,324	$204,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,917	13,787
Amortization of program rights	442,797	473,251
Program rights payments	(323,220)	(366,381)
Amortization of investment in films and television programs	172,877	86,742
Investment in films and television programs	(217,474)	(194,988)
Stock compensation	25,127	9,888
Payments of long term incentive plan	(3,195)	(33,410)
Deferred income taxes	2,799	(3,265)
Other non-cash items	9,658	877
Changes in assets and liabilities:
Current and other assets	(59,269)	(6,184)
Due to affiliate	(39,519)	(15,556)
Payables and other liabilities	(10,807)	2,246
Net cash provided by operating activities	190,015	171,092

Investing activities – purchases of property and equipment	(6,165)	(7,870)

Financing activities:
Borrowings of debt	1,081,000	500,000
Payments of debt	(601,445)	(503,035)
Debt issuance costs	(2,348)	(8,007)
Distributions to Old LMC	(1,200,000)	(400,000)
Repurchases of common stock	(179,197)	—
Distributions to Old LMC related to stock compensation	—	(2,024)
Minimum withholding of taxes related to stock compensation	(2,961)	(3,643)
Excess tax benefit from stock compensation	2,096	—
Settlement of derivative instruments	—	3
Net cash used in financing activities	(902,855)	(416,706)

Effect of exchange rate changes on cash and cash equivalents	(127)	59

Net decrease in cash and cash equivalents	(719,132)	(253,425)
Cash and cash equivalents:
Beginning of period	749,774	1,099,887
End of period	$30,642	$846,462

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2013
(Unaudited)
(in thousands)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Member’s Interest	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$—	$—	$—	$—	$—	$—	$1,311,951	$(9,807)	$1,302,144
The LMC Spin-Off (Note 1)	—	1,117	99	1,808,089	(4,512)	(492,842)	(1,311,951)	—	—
Distribution to Old LMC (Note 1)	—	—	—	(1,245,668)	—	—	—	—	(1,245,668)
Tax attributes related to the LMC Spin-Off (Notes 1 and 6)	—	—	—	11,252	—	—	—	—	11,252
Net income	—	—	—	—	—	173,996	—	3,328	177,324
Other comprehensive income (loss)	—	—	—	—	117	—	—	(63)	54
Stock compensation	—	5	—	24,056	—	—	—	284	24,345
Minimum withholding of taxes related to stock compensation	—	—	—	(2,961)	—	—	—	—	(2,961)
Excess tax benefit from stock compensation	—	—	—	2,096	—	—	—	—	2,096
Repurchases of common stock	—	(76)	—	(179,121)	—	—	—	—	(179,197)
Balance at September 30, 2013	$—	$1,046	$99	$417,743	$(4,395)	$(318,846)	$—	$(6,258)	$89,389

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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
September 30, 2013

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

•
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the allocation of taxes, tax benefits, tax items and tax-related losses between Starz and Liberty Media. In connection with the LMC Spin-Off, deferred tax assets of $157.4 million related to capital loss and foreign tax credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $157.4 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.3 million were allocated to Starz;

•
Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the provision by Liberty Media to Starz and by Starz to Liberty Media of specified services and benefits following the LMC Spin-Off. During the three and nine months ended September 30, 2013, Starz recognized $0.2 million and $0.4 million, respectively, of net expenses under the Services Agreement;

•
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and LPH, pursuant to which Starz shares office facilities with Liberty Media. During the three and nine months ended September 30, 2013, Starz recognized $0.1 million and $0.3 million, respectively, of expense for shared office space;

•
Two Aircraft Time Sharing Agreements, each dated as of January 11, 2013, by and between Starz and Liberty Media, which govern the lease for each of two aircraft from Liberty Media to Starz and the provision of fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. The charges under the Two Aircraft Time Sharing Agreements during the three and nine months ended September 30, 2013 were not significant; and

•
Commercial Lease, dated as of January 11, 2013, by and between LPH, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment, LLC (“Starz Entertainment”), pursuant to which Starz, LLC leases its headquarters building that was distributed to Liberty Media in connection with the LMC Spin-Off from LPH for a period of ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC pays a monthly base rent of $0.3 million (subject to annual increases) under the lease agreement. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement.

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
September 30, 2013

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

Starz Animation

Starz, through its wholly-owned subsidiary, Film Roman, develops and produces two-dimensional animated content on a for-hire basis for various third party entertainment companies.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Note 2 - Debt

Debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facilities (a)	$309,500	$5,000
Senior Notes and New Notes, including premium of $3,146 and none (b)	678,146	500,000
Capital leases (c)	76,160	34,805
Total debt	1,063,806	539,805
Less current portion of debt	(4,867)	(4,134)
Debt	$1,058,939	$535,671

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement that provides a $1,000.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit, and a $500.0 million term loan facility (the “Senior Secured Credit Facilities”). At closing, Starz, LLC borrowed $500.0 million under the term loan facility and $5.0 million under the revolving credit facility. Net proceeds from the Senior Notes, as defined below, and cash on hand were used to repay and terminate the term loan facility in September 2012. Borrowings under the revolving credit facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The revolving credit facility is scheduled to mature on November 16, 2016. As of September 30, 2013, $690.5 million of borrowing capacity was available under the revolving credit facility.

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

As of September 30, 2013, the following borrowings and related LIBOR interest rates plus the applicable margin were outstanding under the Senior Secured Credit Facilities (dollars in thousands):

LIBOR rate period:	Interest Rate	Loan Amount
September 2013 - October 2013	1.9319%	$259,500
September 2013 - October 2013	1.9291%	50,000
		$309,500

The Senior Secured Credit Facilities contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the agreement. As of September 30, 2013, Starz, LLC was in compliance with all covenants under the Senior Secured Credit Facilities.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The Senior Notes are guaranteed by Starz Entertainment. The net proceeds from the issuance of the Senior Notes and cash on hand were used to repay and terminate the $500.0 million term loan facility under the Senior Secured Credit Facilities. On February

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

14, 2013, Starz, LLC completed an exchange offer, exchanging the majority of the unregistered Senior Notes for new registered Senior Notes. The new registered Senior Notes are substantially identical to the original Senior Notes, except the new registered Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), and the transfer restrictions and registration rights, and related special interest provisions applicable to the original Senior Notes will not apply to the new registered Senior Notes.

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

The Senior Notes and New Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of September 30, 2013, Starz, LLC was in compliance with all covenants under the Senior Notes and New Notes.

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

At September 30, 2013, the fair value of the Senior Notes and New Notes was $675.3 million and was based upon quoted prices in active markets. Starz believes the fair value of the Senior Secured Credit Facilities approximates its carrying value as of September 30, 2013 due to its variable rate nature and Starz’s stable credit spread.

Amounts totaling $0.8 million, $0.4 million, $2.8 million and $0.9 million of interest expense have been capitalized as investment in films and television programs during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively.

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of September 30, 2013, no shares of preferred stock were issued.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

As of September 30, 2013, there were 17.8 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock (formerly the Series C Liberty Capital common stock) authorized for issuance.

Purchases of Common Stock

Shares of Series A common stock are subject to repurchase pursuant to a share repurchase program. Repurchased shares are retired and returned to the status of authorized and available for issuance.

Note 4 – Stock Options and Long Term Incentive Plan

Stock Options and Restricted Stock

Prior to the LMC Spin-Off, Old LMC granted, and Starz has since granted to certain of its directors and employees, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to Old LMC incentive plans, which are now the Starz incentive plans. As of September 30, 2013, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $71.6 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.81 years.

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

Awards granted during the nine months ended September 30, 2013 are summarized as follows:

	Granted	Weighted Average Grant-Date Fair Value
2013 Awards:
Stock options	6,030,106	$7.61
Restricted stock	310,502	$18.97

Of the total 2013 stock option awards, options to purchase 2,666,983 shares vest quarterly over a 4 year period and have a term of 7 years and options to purchase 3,363,123 shares vest 50% on each of December 31, 2015 and 2016 and have a term of 10 years. Starz calculates the grant-date fair value for the stock options using the Black-Scholes Model. The expected term used in the Black-Scholes calculation was a range of 4.70 to 6.92 years. The expected volatility was 41.35%. The expected volatility used in the calculation for the awards is based on the historical volatility of Series A common stock and the implied volatility of Old LMC’s publicly traded options. Starz used a zero dividend rate as Old LMC/Starz has not historically declared dividends and a range of risk-free rates of 0.7% to 1.2%, which was derived from U.S. Treasury Bonds

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

with a term similar to that of the subject options. The grant-date fair value of 308,409 restricted shares granted in 2013 was based on the market value of Series A common stock at the grant date of $18.93 per share and the grant date fair value of 2,093 restricted shares granted in 2013 was based on the market value of Series A common stock at the grant date of $24.43 per share. During 2013, 6,480 shares of restricted stock were forfeited. Of the remaining 304,022 restricted shares granted, 47,453 will vest on March 4, 2014 and 256,569 will vest annually over four years beginning March 4, 2014.

The following table presents the number of options and weighted average exercise price (“WAEP”) for the activity during the nine months ended September 30, 2013:

	Options	WAEP
Outstanding at December 31, 2012	1,615,711	$93.14
LMC Spin-Off adjustment to existing stock options	7,589,815	*
LMC Spin-Off adjustment for Liberty Media employees	3,527,791	$12.78
Granted	6,030,106	$18.93
Exercised	(648,786)	$10.95
Forfeited	(272,691)	$11.09
Expired/canceled	—	$—
Outstanding at September 30, 2013	17,841,946	$14.35

Exercisable at September 30, 2013	3,509,674	$12.26

* The adjustment to the existing stock options from the LMC Spin-Off increased the number of existing stock options and reduced the WAEP. After giving effect to the LMC Spin-Off, the WAEP for the existing stock options was $11.62.

At September 30, 2013, the weighted-average remaining contractual terms of the outstanding options is 6.2 years and the exercisable options is 4.4 years. At September 30, 2013, the aggregate intrinsic value of the outstanding options is $245.8 million and the exercisable options is $55.7 million.

At September 30, 2013, 3.4 million of the outstanding stock options and 1.3 million restricted shares were held by Liberty Media employees.

Long Term Incentive Plan

Starz, LLC granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vested over a period of four years and were fully vested as of June 30, 2011. All remaining amounts due under the 2006 LTIP were paid in the second quarter of 2013. During the nine months ended September 30, 2013 and 2012, Starz made payments of $3.2 million and $33.4 million, respectively, to Plan Participants under the 2006 LTIP.

Note 5 – Related Party Transactions

Due to Affiliate

Prior to the LMC Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and now participates in Starz’s plans following the LMC Spin-Off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and aggregated none, $3.2 million, none and $9.2 million for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively. Such amounts were invoiced by Old LMC on a monthly basis and were due upon receipt of the invoice by Starz, LLC. Amounts due to affiliate for such charges totaled none and $1.0 million as of September 30, 2013 and December 31, 2012, respectively.

Due to affiliate at December 31, 2012 also includes $38.5 million for amounts owed to Old LMC for income tax obligations.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Related Party

On January 28, 2011, Starz, LLC sold a 25% interest in Starz Media to TWC. In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with TWC for the distribution, by the Home Video and Digital Media businesses, of certain of TWC’s theatrical releases. Starz recognized expense of $35.0 million, $10.4 million, $140.6 million and $46.8 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for TWC’s share of the net proceeds under the license agreement for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively. Amounts due to TWC totaled $79.4 million and $23.9 million, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, at September 30, 2013 and December 31, 2012, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to TWC under this agreement up to $50.0 million.

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

Income tax expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$42,508	$35,464	$99,540	$101,762
State and local	2,865	3,232	5,383	1,006
Foreign	725	140	1,654	1,069
	46,098	38,836	106,577	103,837
Deferred:
Federal	(9,995)	(4,517)	(1,861)	(18,070)
State and local	107	(55)	4,660	14,805
	(9,888)	(4,572)	2,799	(3,265)
Income tax expense	$36,210	$34,264	$109,376	$100,572

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computed expected tax expense	$31,254	$31,761	$100,345	$106,791
State and local income taxes, net of federal income taxes	2,138	1,868	6,613	8,607
Foreign taxes, net of foreign tax credit	8	(475)	908	(395)
Change in valuation allowance affecting tax expense	3,417	2,018	2,287	77,471
Taxable liquidation of subsidiary	—	(1,420)	—	(101,299)
Change in subsidiary tax status	—	983	791	9,792
Other, net	(607)	(471)	(1,568)	(395)
Income tax expense	$36,210	$34,264	$109,376	$100,572

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Effective April 1, 2012, Starz Media filed an election to convert itself from a limited liability company (“LLC”) treated as a corporation to a partnership for U.S. federal and state income tax purposes. As a result of the conversion, the Company recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, the Company had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $101.3 million (as tax effected) was carried forward and was recorded as a long term deferred tax asset. The Company did not believe that it was more likely than not that it would be able to generate any capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, recorded a full valuation allowance against this capital loss.

In addition, under current U.S. federal and state tax law, LLCs treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to be treated as a partnership for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media's deductible temporary differences of $16.9 million and the reversal of a valuation allowance offsetting these deferred tax assets of $16.9 million. Also, a deferred tax asset of $7.1 million was recorded for the difference between the book basis and the tax basis of the Company's investment in Starz Media as of April 1, 2012.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 2013 and December 31, 2012 are presented below (in thousands):

	September 30, 2013	December 31, 2012
Deferred tax assets:
Tax loss and credit carryforwards	$6,604	$155,861
Accrued stock compensation	11,945	5,575
Investments	33,502	25,516
Investment in films and television programs	—	1,163
Other future deductible amounts	—	219
Deferred tax assets	52,051	188,334
Valuation allowance	(706)	(155,861)
Deferred tax assets, net	51,345	32,473

Deferred tax liabilities:
Property and equipment	(11,733)	(18,807)
Investment in films and television programs	(15,628)	—
Other future taxable amounts	(1,288)	(454)
Deferred tax liabilities	(28,649)	(19,261)

Net deferred tax assets	$22,696	$13,212

In connection with the LMC Spin-Off, deferred tax assets of $157.4 million related to capital loss and foreign tax credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $157.4 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.3 million were allocated to Starz.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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
The unpaid balance for film rights related to films that were available at September 30, 2013 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2013, such liabilities aggregated approximately $62.0 million and are payable as follows: $51.2 million in 2013, $8.8 million in 2014 and $2.0 million in 2015.

Under the agreements with Sony and Disney, Starz is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. The estimated amounts payable under Starz’s programming license agreements, including the Sony and Disney agreements, which have not been accrued as of September 30, 2013, are as follows: $26.8 million in 2013; $395.8 million in 2014; $108.4 million in 2015; $98.7 million in 2016; $91.9 million in 2017 and $306.0 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $154.4 million, $154.2 million, $442.8 million and $473.3 million for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Guarantee

Starz Media Canada Co. (“Canada Co.”) entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant (“NGOJF”) through the termination date of March 31, 2014. The maximum amount of the grant available and the guarantee in U.S. dollars is $22.3 million. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. does not meet its obligations. The Ontario government can demand payment from Starz Entertainment if Canada Co. does not perform any of its obligations. The maximum potential amount payable under the guarantee is $14.3 million at September 30, 2013 and Starz has accrued $11.4 million related to this guarantee in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2013. Starz sold its controlling interest in Canada Co. on March 3, 2011. The terms of the guarantee have not changed.

Legal Proceedings

On May 3, 2011, Starz Entertainment filed a lawsuit against DISH Network L.L.C. (“DISH”) in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, on June 19, 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The Disney Enterprises, Inc. and FX Networks’ lawsuits against DISH have not yet gone to trial. Any potential indemnification obligations of Starz relating to these remaining matters is uncertain at this time.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

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

Note 8 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Royalties, residuals and participations	$78,886	$72,139
Participations payable to TWC	79,352	23,861
Program rights payable	59,198	57,125
Advertising and marketing	47,302	38,779
Payroll and related costs	21,731	23,657
Accrued compensation related to long term incentive plan	—	3,195
Other	34,889	37,306
	$321,358	$256,062

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012

Cash paid for interest, net of amounts capitalized	$40,665	$12,525
Cash paid for income taxes	$135,516	$126,582
Change in deferred tax assets due to sale of noncontrolling interest	$—	$2,209
Distribution of corporate office building to Old LMC	$45,668	$—
Capital lease related to Commercial Lease with LPH	$44,800	$—
Tax attributes related to LMC Spin-Off	$11,253	$—

Net Income Attributable to Common Stockholders

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. For presentation purposes, the basic weighted average number of common shares reflected as outstanding for all periods prior to the LMC Spin-Off (including as of September 30, 2012) represents the shares outstanding as of January 14, 2013, excluding unvested outstanding restricted shares as of any applicable date. The diluted weighted average number of common shares reflected as outstanding for the three and nine months ended September 30, 2012 includes the unvested outstanding restricted shares actually held by Starz employees as of September 30, 2012, and excludes restricted shares and stock options issued to others in the LMC Spin-Off (which are included, if dilutive, in periods subsequent to the LMC Spin-Off).

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

The following is a reconciliation between basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 and reflected as outstanding for the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Basic weighted average shares outstanding	114,621	119,996	117,616	119,996
Effect of dilution:
Stock options	4,215	—	3,324	—
Restricted shares	1,686	51	1,686	51
Diluted weighted average shares outstanding	120,522	120,047	122,626	120,047
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013, and 2012, approximately none, 9.5 million shares, 2.0 million and 9.9 million shares (as adjusted for the LMC Spin-Off), respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board amended the Accounting Standards Codification as summarized in Accounting Standards Update (“ASU”) 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. Starz does not believe that the amendment will have any significant impact on its condensed consolidated financial statements.
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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets. Starz Networks and Starz Distribution have been identified as reportable segments; however, as Starz has three operating segments, Starz Animation is also reported.

Performance Measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Starz Networks	$319,857	$317,892	$975,643	$960,994
Starz Distribution	117,592	75,015	365,708	223,646
Starz Animation	8,704	10,130	22,820	31,567
Inter-segment eliminations	(100)	(2,067)	(1,380)	(7,711)
Total Revenue	$446,053	$400,970	$1,362,791	$1,208,496

Adjusted OIBDA:
Starz Networks	$106,521	$111,535	$337,359	$326,292
Starz Distribution	7,405	(3,687)	24,528	14,829
Starz Animation	(496)	(354)	(1,835)	(507)
Inter-segment eliminations	289	647	(296)	2,843
Total Adjusted OIBDA	$113,719	$108,141	$359,756	$343,457

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013

Other Information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash paid for investment in films and television programs:
Starz Networks	$45,498	$47,420	$102,187	$106,005
Starz Distribution	64,630	18,446	115,287	88,983
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$110,128	$65,866	$217,474	$194,988

	September 30, 2013	December 31, 2012
Total assets:
Starz Networks	$1,270,816	$2,066,961
Starz Distribution	196,349	118,134
Starz Animation	1,907	3,225
Other unallocated assets (primarily cash, deferred taxes and other assets, including the Commercial Lease with LPH)	81,069	33,850
Inter-segment eliminations	(56,836)	(46,120)
Total assets	$1,493,305	$2,176,050

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Adjusted OIBDA	$113,719	$108,141	$359,756	$343,457
Stock compensation	(8,815)	(3,653)	(25,127)	(9,888)
Depreciation and amortization	(4,148)	(4,980)	(12,917)	(13,787)
Interest expense, net of amounts capitalized	(11,655)	(9,475)	(33,214)	(18,805)
Other income (expense), net	195	(487)	(1,798)	3,680
Income before income taxes	$89,296	$89,546	$286,700	$304,657

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

•	consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development and deployment of new business strategies;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	the ability of our suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation, including matters described in the notes to our condensed consolidated financial statements;

•	availability of qualified personnel;

•	the regulatory and competitive environment of the industry in which we operate;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and/or adverse outcomes from regulatory proceedings;

•	changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations;

•	general economic and business conditions and industry trends, including the current economic downturn;

•	consumer spending levels;

•	rapid technological changes;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in domestic and international markets.
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Three Months Ended September 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$319,857	$317,892	$1,965	0.6%
Starz Distribution	117,592	75,015	42,577	56.8%
Starz Animation	8,704	10,130	(1,426)	(14.1)%
Inter-segment eliminations	(100)	(2,067)	1,967	95.2%
Total Revenue	$446,053	$400,970	$45,083	11.2%
Adjusted OIBDA
Starz Networks	$106,521	$111,535	$(5,014)	(4.5)%
Starz Distribution	7,405	(3,687)	11,092	300.8%
Starz Animation	(496)	(354)	(142)	(40.1)%
Inter-segment eliminations	289	647	(358)	(55.3)%
Total Adjusted OIBDA	$113,719	$108,141	$5,578	5.2%
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Three Months Ended September 30,
	2013	2012
Adjusted OIBDA	$113,719	$108,141
Stock compensation	(8,815)	(3,653)
Depreciation and amortization	(4,148)	(4,980)
Interest expense, net of amounts capitalized	(11,655)	(9,475)
Other income (expense), net	195	(487)
Income before income taxes	$89,296	$89,546

Operating results are as follows (in thousands, except as otherwise indicated):

	Three Months Ended September 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$380,376	$346,246	$34,130	9.9%
Home video net sales	65,677	54,724	10,953	20.0%
Total revenue	446,053	400,970	45,083	11.2%
Costs and expenses:
Programming costs (including amortization)	166,036	164,421	1,615	1.0%
Production and acquisition costs (including amortization)	67,942	42,169	25,773	61.1%
Home video cost of sales	21,334	19,033	2,301	12.1%
Operating expenses	13,803	12,501	1,302	10.4%
Selling, general and administrative	63,219	54,705	8,514	15.6%
Stock compensation	8,815	3,653	5,162	141.3%
Depreciation and amortization	4,148	4,980	(832)	(16.7)%
Total costs and expenses	345,297	301,462	43,835	14.5%
Operating income	100,756	99,508	1,248	1.3%
Other income (expense):
Interest expense, net of amounts capitalized	(11,655)	(9,475)	(2,180)	23.0%
Other income (expense), net	195	(487)	682	140.0%
Income before income taxes	89,296	89,546	(250)	(0.3)%
Income tax expense	(36,210)	(34,264)	(1,946)	5.7%
Net income	$53,086	$55,282	$(2,196)	(4.0)%

	As of September 30,
Operating Data (in millions):	2013	2012
Starz subscriptions:
Fixed-rate subscriptions	12.6	12.6
Consignment subscriptions	9.4	8.2
Total Starz subscriptions	22.0	20.8
Encore subscriptions:
Fixed-rate subscriptions	21.8	22.6
Consignment subscriptions	13.2	11.7
Total Encore subscriptions	35.0	34.3
Total subscriptions:
Fixed-rate subscriptions	34.4	35.2
Consignment subscriptions	22.6	19.9
Total subscriptions	57.0	55.1

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2013 TO THREE MONTHS ENDED SEPTEMBER 30, 2012
Revenue
Our revenue increased $45.1 million or 11.2% for the three months ended September 30, 2013 as compared to the corresponding prior year period. Revenue increased primarily as a result of increases in revenue for Starz Distribution and Starz Networks and a decrease in our inter-segment eliminations, which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 71.7% and 79.3% of our total revenue for the three months ended September 30, 2013 and 2012, respectively.
Revenue from Starz Networks increased $2.0 million or 0.6% for the three months ended September 30, 2013 as compared to the corresponding prior year period. The increase resulted from a $3.7 million increase due to higher effective rates and a $1.7 million decrease due to lower subscriptions under our consignment agreements. The increase in our effective rates during the 2013 period was partially offset by the renewal of affiliation agreements with two distributors in the fourth quarter of 2012 on less favorable financial terms than the prior affiliation agreements (such agreements generally provide for annual contractual increases).
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz and Encore average subscriptions during the periods increased 5.3% and 2.5% since September 30, 2012, respectively. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of September 30, 2013, subscriptions under fixed-rate agreements were 34.4 million while subscriptions under consignment agreements were 22.6 million. As of September 30, 2012, subscriptions under fixed-rate agreements were 35.2 million while subscriptions under consignment agreements were 19.9 million. The overall increase in consignment subscriptions is due to subscriptions that moved from fixed to consignment on January 1, 2013.
Revenue from Starz Distribution increased $42.6 million or 56.8% for the three months ended September 30, 2013 as compared to the corresponding prior year period. This growth is primarily due to increases in revenue from the distribution of films for TWC, our original series and AMC Networks’ original series The Walking Dead. The increase in revenue from TWC films was primarily due to the release of Scary Movie 5 in the third quarter of 2013 and additional sales from the prior quarter releases of Django Unchained and Silver Linings Playbook. The increase in revenue from our original series was primarily due to international sales for The White Queen which premiered on Starz in the third quarter of 2013.
Revenue from Starz Animation decreased $1.4 million or 14.1% for the three months ended September 30, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs increased $1.6 million or 1.0% for the three months ended September 30, 2013 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The increase in programming costs is due to increased exhibitions of our original programming due to two original series airing in the third quarter of 2013 compared to one original series airing in the third quarter of 2012. This increase was partially offset by fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. We expect programming costs related to original programming to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby

Starz Distribution distributes content in which a participant (e.g., TWC, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs increased $25.8 million or 61.1% for the three months ended September 30, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with films distributed for TWC (which resulted in higher participation costs).
Home Video Cost of Sales
Home video cost of sales increased $2.3 million or 12.1% for the three months ended September 30, 2013 as compared to the corresponding prior year period due to an increase in costs for DVD replication, packaging and distribution (distribution fees, freight, etc.) resulting from the increase in home video sales. Home video cost of sales represented 32.5% and 34.8% of home video net sales for the three months ended September 30, 2013 and 2012, respectively.
Selling, General and Administrative
Selling, general and administrative expenses increased $8.5 million or 15.6% for the three months ended September 30, 2013 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Distribution and Starz Networks. The increase in advertising and marketing costs for Starz Distribution was related to increased spend on films distributed for TWC. The increase in advertising and marketing costs for Starz Networks was due to increased cooperative marketing efforts with our distributors.
Adjusted OIBDA
Adjusted OIBDA increased $5.6 million or 5.2% for the three months ended September 30, 2013 as compared to the corresponding prior year period. Starz Distribution’s Adjusted OIBDA increased $11.1 million as a result of higher sales. Starz Distribution revenue increased at a higher rate than Adjusted OIBDA due to higher sales of lower margin films distributed for TWC. Adjusted OIBDA for Starz Networks decreased $5.0 million primarily as a result of increased advertising and marketing due to increased cooperative marketing efforts with our distributors.
Stock Compensation
Stock compensation increased $5.2 million or 141.3% for the three months ended September 30, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted.
Interest Expense
Interest expense increased $2.2 million for the three months ended September 30, 2013 as compared to the corresponding prior year period due to $524.4 million of additional net borrowings in 2013 (including the capital lease with Liberty Property Holdings, Inc. (“LPH”) for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our 5.0% senior notes due 2019 (the “Senior Notes”). The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Income Taxes
We had income before income taxes of $89.3 million and $89.5 million and income tax expense of $36.2 million and $34.3 million for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 40.6% and 38.3% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local taxes and changes in our valuation allowance for deferred taxes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
The tables below set forth, for the periods presented, certain historical financial information for our reportable segments (in thousands). We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$975,643	$960,994	$14,649	1.5%
Starz Distribution	365,708	223,646	142,062	63.5%
Starz Animation	22,820	31,567	(8,747)	(27.7)%
Inter-segment eliminations	(1,380)	(7,711)	6,331	82.1%
Total Revenue	$1,362,791	$1,208,496	$154,295	12.8%
Adjusted OIBDA
Starz Networks	$337,359	$326,292	$11,067	3.4%
Starz Distribution	24,528	14,829	9,699	65.4%
Starz Animation	(1,835)	(507)	(1,328)	(261.9)%
Inter-segment eliminations	(296)	2,843	(3,139)	(110.4)%
Total Adjusted OIBDA	$359,756	$343,457	$16,299	4.7%
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in thousands):

	Nine Months Ended September 30,
	2013	2012
Adjusted OIBDA	$359,756	$343,457
Stock compensation	(25,127)	(9,888)
Depreciation and amortization	(12,917)	(13,787)
Interest expense, net of amounts capitalized	(33,214)	(18,805)
Other income (expense), net	(1,798)	3,680
Income before income taxes	$286,700	$304,657

Operating results are as follows (in thousands, except as otherwise indicated):

	Nine Months Ended September 30,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$1,120,945	$1,075,124	$45,821	4.3%
Home video net sales	241,846	133,372	108,474	81.3%
Total revenue	1,362,791	1,208,496	154,295	12.8%
Costs and expenses:
Programming costs (including amortization)	477,360	504,674	(27,314)	(5.4)%
Production and acquisition costs (including amortization)	220,999	117,617	103,382	87.9%
Home video cost of sales	51,550	40,261	11,289	28.0%
Operating expenses	38,925	38,876	49	0.1%
Selling, general and administrative	214,201	163,611	50,590	30.9%
Stock compensation	25,127	9,888	15,239	154.1%
Depreciation and amortization	12,917	13,787	(870)	(6.3)%
Total costs and expenses	1,041,079	888,714	152,365	17.1%
Operating income	321,712	319,782	1,930	0.6%
Other income (expense):
Interest expense, net of amounts capitalized	(33,214)	(18,805)	(14,409)	76.6%
Other income (expense), net	(1,798)	3,680	(5,478)	(148.9)%
Income before income taxes	286,700	304,657	(17,957)	(5.9)%
Income tax expense	(109,376)	(100,572)	(8,804)	8.8%
Net income	$177,324	$204,085	$(26,761)	(13.1)%

	As of September 30,
Operating Data (in millions):	2013	2012
Starz subscriptions:
Fixed-rate subscriptions	12.6	12.6
Consignment subscriptions	9.4	8.2
Total Starz subscriptions	22.0	20.8
Encore subscriptions:
Fixed-rate subscriptions	21.8	22.6
Consignment subscriptions	13.2	11.7
Total Encore subscriptions	35.0	34.3
Total subscriptions:
Fixed-rate subscriptions	34.4	35.2
Consignment subscriptions	22.6	19.9
Total subscriptions	57.0	55.1

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2013 TO NINE MONTHS ENDED SEPTEMBER 30, 2012
Revenue
Our revenue increased $154.3 million or 12.8% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. Revenue increased primarily as a result of increases in revenue for Starz Distribution and Starz Networks and a decrease in our inter-segment eliminations, which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 71.6% and 79.5% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively.
Revenue from Starz Networks increased $14.6 million or 1.5% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. During the second quarter of 2013, certain contractual terms under affiliation agreements with two distributors resulted in the recognition of $18.6 million of previously deferred revenue.  Notwithstanding this one-time adjustment, revenue decreased $4.0 million as a result of a $11.5 million decrease due to lower subscriptions and a $7.5 million increase due to higher effective rates. The decrease in our subscriptions was primarily due to the non-renewal of the Netflix agreement in the first quarter of 2012 and lower subscriptions under our consignment agreements. The increase in our effective rates during the 2013 period was partially offset by the renewal of affiliation agreements with two distributors in the fourth quarter of 2012 on less favorable financial terms than the prior affiliation agreements (such agreements generally provide for annual contractual increases).
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Starz and Encore average subscriptions during the periods increased 6.5% and 3.5% since September 30, 2012, respectively. The impact on revenue due to subscription increases is affected by the relative percentage change under consignment agreements and fixed-rate agreements. In this regard, as of September 30, 2013, subscriptions under fixed-rate agreements were 34.4 million while subscriptions under consignment agreements were 22.6 million. As of September 30, 2012, subscriptions under fixed-rate agreements were 35.2 million while subscriptions under consignment agreements were 19.9 million. The overall increase in consignment subscriptions is due to subscriptions that moved from fixed to consignment on January 1, 2013.
Revenue from Starz Distribution increased $142.1 million or 63.5% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. This growth is primarily due to increases in revenue from the distribution of films for TWC, AMC Networks’ original series The Walking Dead and our original series. The increase in revenue from TWC films was primarily due to an increase in the number of films distributed for TWC, including the films Django Unchained and Silver Linings Playbook. The increase in revenue from our original series was primarily due to the Spartacus series and The White Queen which premiered on Starz in the third quarter of 2013.
Revenue from Starz Animation decreased $8.7 million or 27.7% for the nine months ended September 30, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs decreased $27.3 million or 5.4% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is due to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. This decrease was partially offset by increased exhibitions of our original programming due to four original series airing in the first nine months of 2013 compared to three original series airing in the first nine months of 2012. We expect programming costs related to original programming to increase in the future as we continue to invest in original content.
Production and Acquisition
Production and acquisition costs primarily include amortization of our investments in films and television programs and participation costs. The license fee associated with original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., TWC, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs increased $103.4 million or 87.9% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with the films distributed for TWC (which resulted in higher participation costs).
Home Video Cost of Sales
Home video cost of sales increased $11.3 million or 28.0% for the nine months ended September 30, 2013 as compared to the corresponding prior year period due to an increase in costs for DVD replication, packaging and distribution (distribution fees, freight, etc.) resulting from the increase in home video sales. Home video cost of sales represented 21.3% and 30.2% of home video net sales for the nine months ended September 30, 2013 and 2012, respectively. Such decrease in costs as a percentage of sales is due to our agreement with TWC under which TWC pays for the related DVD replication and packaging costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $50.6 million or 30.9% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Networks and Starz Distribution in addition to increased litigation related legal costs and costs associated with becoming an independent public company. The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up which included four original series premiering in the first nine months of 2013 as compared to three original series premiering in the first nine months of 2012 and increased cooperative marketing efforts with our distributors. The increase in advertising and marketing costs for Starz Distribution was primarily related to increased spend on films distributed for TWC.
Adjusted OIBDA
Adjusted OIBDA increased $16.3 million or 4.7% for the nine months ended September 30, 2013 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks increased $11.1 million primarily as a result of the one-time adjustment to Starz Networks’ revenue mentioned above and due to lower programming costs, which were partially offset by higher advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $9.7 million due to higher sales. Starz Distribution revenue increased at a higher rate than Adjusted OIBDA due to higher sales of lower margin films distributed for TWC. The increases for Starz Networks and Starz Distribution were offset by decreases from Starz Animation, due to fewer projects in production, and Inter-segment eliminations, primarily as a result of fewer exhibitions of Overture Films, LLC’s titles.
Stock Compensation
Stock compensation increased $15.2 million or 154.1% for the nine months ended September 30, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted.
Interest Expense
Interest expense increased $14.4 million for the nine months ended September 30, 2013 as compared to the corresponding prior year period due to $524.4 million of additional net borrowings in 2013 (including the capital lease with LPH for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our Senior Notes. The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.

Other Income (Expense)
We recorded other expense of $1.8 million for the nine months ended September 30, 2013 as compared to other income of $3.7 million for the nine months ended September 30, 2012. The expense for the nine months ended September 30, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 7 to the accompanying condensed consolidated financial statements. The income for the nine months ended September 30, 2012 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.
Income Taxes
We had income before income taxes of $286.7 million and $304.7 million and income tax expense of $109.4 million and $100.6 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 38.1% and 33.0% for the nine months ended September 30, 2013 and 2012, respectively.
Our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local taxes and changes in our valuation allowance for deferred taxes. In addition, for the nine months ended September 30, 2012, our effective rate differed from the U.S. federal income tax rate of 35% as a result of Starz Media’s election, effective April 1, 2012, to convert itself from a LLC treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. This election resulted in a $7.1 million deferred tax asset and corresponding tax benefit being recorded for the difference between the book basis and tax basis of our investment in Starz Media as of April 1, 2012.

MATERIAL CHANGES IN FINANCIAL CONDITION
As of September 30, 2013, our cash and cash equivalents totaled $30.6 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated cash from operating activities of $190.0 million and $171.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $323.2 million and $366.4 million for the nine months ended September 30, 2013 and 2012, respectively, and decreased primarily due to fewer first-run films in 2013 as compared to 2012. Cash paid for original programming, home video and other content totaled $217.5 million and $195.0 million for the nine months ended September 30, 2013 and 2012, respectively, and increased primarily due to the timing of payments under our distribution agreement with TWC. We plan to continue to increase our investments in original programming in future periods.
For the nine months ended September 30, 2013, restricted cash increased $64.5 million as compared to an increase of $8.0 million for the nine months ended September 30, 2012. The increase in restricted cash represents proceeds from our distribution agreement with TWC. In addition, payments made under a legacy incentive plan negatively impacted net cash provided by operating activities in 2012. For the nine months ended September 30, 2012, we made cash payments of $33.4 million under the legacy incentive plan as compared to cash payments of $3.2 million for the nine months ended September 30, 2013. All remaining amounts due under the legacy incentive plan were paid in the second quarter of 2013.
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
Additionally, we used $179.2 million of cash to buy back 7.7 million shares of common stock, including fees, under our share repurchase program for the nine months ended September 30, 2013. We have $221.0 million available under our share repurchase program as of September 30, 2013.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our senior secured revolving credit facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2013. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our cash commitments for investing and financing activities, such as our long term debt obligations and capital expenditures from 2014 through 2017. As of September 30, 2013, we had $690.5 million of borrowing capacity available under our revolving credit facility.
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
As of September 30, 2013, our debt is comprised of the following amounts (in thousands):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$309,500	1.93%	$754,306	5.14%
As shown above, the majority of our outstanding debt at September 30, 2013 was fixed rate debt. We have borrowing capacity at September 30, 2013 of $690.5 million under our senior secured revolving credit facility at variable rates.
At September 30, 2013, the fair value of the Senior Notes and the New Notes was $675.3 million. We believe the fair value of the senior secured credit facilities approximates its carrying value as of September 30, 2013 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of September 30, 2013, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On May 3, 2011, Starz Entertainment filed a lawsuit against DISH Network L.L.C. (“DISH”) in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. On April 29, 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, on June 19, 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The Disney Enterprises, Inc. and FX Networks’ lawsuits against DISH have not yet gone to trial. Any potential indemnification obligations of Starz relating to these remaining matters is uncertain at this time.

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
On January 11, 2013, Old LMC announced its board of directors had authorized $400.0 million of repurchases of Starz common stock from that day forward, following the Spin-Off. Third quarter repurchases and remaining availability under the repurchase program is as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
July 1 - 31, 2013	1,418,400	$22.77	1,418,400	$286.0 million
August 1 - 31, 2013	1,425,080	$24.42	1,425,080	$251.2 million
September 1 - 30, 2013	1,161,056	$26.02	1,161,056	$221.0 million
Total	4,004,536		4,004,536

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, effective as of January 1, 2013, by and between Starz and Christopher Albrecht*
10.2	Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013)*
10.3	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013)*
10.4	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers*
10.5	Form of Notice to certain named executive officers regarding amendments to equity awards*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: November 6, 2013		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: November 6, 2013		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, effective as of January 1, 2013, by and between Starz and Christopher Albrecht*
10.2	Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013)*
10.3	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013)*
10.4	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers*
10.5	Form of Notice to certain named executive officers regarding amendments to equity awards*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
_____________________

*	Filed herewith.

**	Furnished herewith.