Form 10-K
period 2013-12-31
Starz
filed 2014-02-21
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_X_ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-35294

Starz
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8988475 (I.R.S. Employer Identification No.)
8900 Liberty Circle Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
Registrant’s telephone number, including area code: (720) 852-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __X_ No___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No __X_
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No__X__
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The aggregate market value of the voting stock held by non-affiliates of Starz computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2013, was $1.6 billion.
The number of outstanding shares of Starz’s common stock as of January 31, 2014 was:

Series A	Series B
99,940,982	9,875,737
Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

STARZ
2013 ANNUAL REPORT ON FORM 10-K

i

SPECIAL NOTE REGARDING PRESENTATION OF FINANCIAL INFORMATION

In January 2013, Starz (formerly known as Liberty Media Corporation (“Old LMC”)) completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)) in a tax-free manner through the distribution, by means of a pro rata dividend, of shares of Liberty Media’s common stock to holders of Old LMC common stock. In this distribution, each holder of a share of Old LMC common stock received one share of the corresponding series of Liberty Media common stock. Following the LMC Spin-Off, Starz retained the businesses of its wholly-owned subsidiary, Starz, LLC, and all other businesses, assets and liabilities of Old LMC are included in Liberty Media. As a result, Liberty Spinco, Inc. became a separate public company on January 11, 2013. Unless the context otherwise requires, Old LMC is used when events or circumstances being described occurred prior to the LMC Spin-Off, and Starz is used when events or circumstances being described occurred following the LMC Spin-Off and in the context of the historical financial information as discussed below.

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

Starz, LLC is the only directly owned subsidiary of Starz which in turn owns either directly or indirectly various operating subsidiaries. Starz is a holding company with no assets, liabilities or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations, comprehensive income and cash flows of Starz and Starz, LLC are identical. As Starz’s common stock did not begin publicly trading until January 14, 2013 (following the LMC Spin-Off), Starz’s balance sheet as of December 31, 2012 does not reflect common stock and additional paid in capital, but shows member’s interest, identical to that of Starz, LLC.

For convenience, the terms “Starz,” “we,” “us” or “our” are used in this Annual Report on Form 10-K to refer to Starz, and collectively to Starz and its majority-owned and controlled subsidiaries, unless the context otherwise requires. The term Starz, LLC refers to our wholly-owned subsidiary Starz, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report on Form 10-K other than statements of historical fact or current fact are forward-looking statements that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control and could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect,” or the negative thereof, or other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets, and our future performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results to differ materially from the anticipated results and expectations expressed in such forward-looking statements.
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

•
consumer demand for our products and services, including changes in demand resulting from participation in and effectiveness of cooperative marketing campaigns with our distributors, and our ability to adapt to changes in demand;

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

•
uncertainties associated with the development of products and services and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	our future financial performance, including availability, terms and deployment of capital;

•	the ability of our suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation, including matters described in the notes to our consolidated financial statements;

•	availability of qualified personnel and artistic talent;

•	the regulatory and competitive environment of the industry in which we operate;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission (“FCC”), and/or adverse outcomes from regulatory proceedings;

•	changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations;

•	general economic and business conditions and industry trends;

•	consumer spending levels;

•	rapid technological changes;

•	our ability to distribute content internationally;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in domestic and international markets.
For a description of our risk factors, please see Part I, Item 1A of this Annual Report on Form 10-K.
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
PART I.

Item 1.	Business
COMPANY OVERVIEW
Starz is a leading integrated global media and entertainment company. We provide premium subscription video programming to U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our business operations are conducted by our wholly-owned subsidiaries Starz, LLC, Starz Entertainment, LLC (“Starz Entertainment”), Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media Group, LLC (“Starz Media”), which is owned 25% by The Weinstein Company LLC (“Weinstein”).
We manage our operations through our Starz Networks, Starz Distribution and Starz Animation operating segments. Our integrated operating segments enable us to maintain control, and maximize the profitability of our original programming content and its marketing and distribution in the home video, digital (Internet) and television ancillary markets both domestically and internationally, and we are not reliant on other parties to distribute content on our behalf. Our expanding original programming line-up also provides downstream revenue opportunities for our Starz Distribution operating segment to the extent we retain rights to exploit such programming in these ancillary markets both in the U.S. and around the world.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.8 billion in cash during 2012 and 2013 to Old LMC funded by a combination of cash on hand and borrowings under Starz, LLC’s senior secured revolving credit facility. Such distributed cash was contributed to Liberty Media prior to the LMC Spin-Off. Additionally, in connection with the LMC Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC transferred such building and related improvements to a subsidiary of Liberty Media) and then leased back the use of such facilities from this Liberty Media subsidiary. Following the LMC Spin-Off, Liberty Media and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other.
On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million 5.0% senior notes (the “New Notes”), which were issued as additional notes under the indenture governing our existing $500 million 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The net proceeds from the issuance of the New Notes were used to repay indebtedness under Starz, LLC’s senior secured revolving credit facility.
Financial information related to our operating segments can be found in Note 14 to our consolidated financial statements found beginning on page F-2 of this report. A discussion regarding our operating segments follows.

STARZ NETWORKS
Programming Networks
Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Time Warner Cable), satellite television providers (such as DIRECTV and Dish Network), and telecommunications companies (such as AT&T and Verizon). Starz Networks’ flagship premium networks are Starz and Encore. As of December 31, 2013, these networks were available for subscription in approximately 100 million U.S. multichannel households, defined as households subscribing to services offered by MVPDs, as well as over the Internet, and together Starz and Encore served approximately 57.1 million subscribers. Our third network, MoviePlex, offers a variety of art house, independent films and classic movie library content. Starz and Encore, along with MoviePlex, air over 1,000 movies monthly across 17 linear networks complemented by on-demand and Internet services.

In December 2013, we made certain changes to our Encore channel offerings to capture a changing and growing demographic, including African Americans, Latinos, baby-boomers and millennials:

•	Encore Black and Encore Classic replaced Encore Drama and Encore Love, respectively;

•	Encore Suspense initiated a horror block that runs daily from 9 PM EST to approximately 5AM EST; and

•	Encore Español was re-programmed to allow distributors flexibility to package this channel in Latino specific programming tiers.

Concurrently with these changes, each Encore channel received a brand and on-air graphics update with the intent to better convey Encore’s primary service attribute, “Playing Favorites.”

The table below depicts Starz Networks’ 17 existing linear networks and highlights some of their key attributes:

starz

starz · starz KIDS & FAMILY · starz IN BLACK · starz EDGE · starz CINEMA · starz COMEDY

- Flagship network
- 6 premium channel offerings; all available in HD
- Powerful original series and big hit movies
- First-run output and library films
- 22.2 million subscribers as of December 31, 2013

encore

encore · encore ACTION · encore BLACK · encore CLASSIC · encore ESPAÑOL · encore FAMILY · encore SUSPENSE · encore WESTERNS

- 8 premium channel offerings; 5 available in HD
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- 34.9 million subscribers as of December 31, 2013

movieplex

indieplex · movieplex · retroplex

- 3 premium channel offerings; all available in HD
- Variety of art house, independent films and classic movie library content

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

Demographics
Our Starz networks target a balanced composition of men and women in the 25-54 age group who are parents, have higher levels of education and income of $50,000+ annually. Our Encore networks are sold in both premium programming packages together with our Starz networks and in less expensive digital programming packages depending on the distributor. Encore targets male adults in the 35-50 age group (more targeted for the theme channels) with income of $50,000+ annually. MoviePlex is sold primarily in less expensive digital programming packages and together with our Encore networks depending on the distributor. Together with its theme channels, IndiePlex and RetroPlex, MoviePlex targets a broad age range of men and women 35 and older with incomes of $50,000+ annually.
Affiliation Agreements
Our networks are distributed pursuant to affiliation agreements with MVPDs. These agreements require us to deliver programming that meets certain standards and volumes of first-run films. We earn revenue under these agreements based on either:

•
the total number of subscribers who receive our programming or the total number of a distributor’s subscribers (e.g., basic subscribers, digital subscribers) whether or not they receive our programming multiplied by rates specified in the agreements, or

•	a fixed monthly payment.

We work with our distributors to increase the number of subscribers to our networks. To accomplish this, we may help fund the distributors’ efforts to market our programming networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with our distributors, improve the awareness of our programming networks and ultimately increase our subscribers and revenue over the term of our affiliation agreements.
Distributors report the number of subscribers to our networks and pay us for our services, generally on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases of a fixed percentage (e.g., 4%) or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.
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
As of December 31, 2013, we had 22.2 million Starz linear channel subscribers and 34.9 million Encore linear channel subscribers. Our subscriber numbers do not include subscribers who receive our programming over the Internet or who receive our programming free as part of a promotional offer.
For the year ended December 31, 2013, revenue received under affiliation agreements with Comcast and DIRECTV each accounted for at least 10% of Starz’s revenue.
Programming
The programming on our networks includes programming that we license from studios and other rights holders and original programming that we control, either through outright ownership or through licensing arrangements. Programming costs represent our single largest expense.
Output and Other Content License Agreements
The majority of the content on our programming networks consists of films that have been released theatrically. We have exclusive long-term output licensing agreements with Sony Pictures Entertainment, Inc. (“Sony”) and The Walt Disney Company (“Disney”) for all qualifying films released theatrically by these companies’ movie studios. Our licensing agreements cover all qualifying films that are released theatrically in the U.S. by studios owned by Sony through 2021 and all qualifying films that are released theatrically in the U.S. by studios owned by Disney through 2015. The rights we license from Sony and Disney on an exclusive basis during our license periods include linear television, on-demand and Internet, among others.
Under these agreements, our networks have valuable exclusive rights to air new movies on our linear television networks, on-demand or over the Internet during two or three separate windows over a period of approximately eight to ten years from their initial theatrical release. Generally, except on a video on-demand or pay-per-view basis, no other network, Internet streaming or other video service may air or stream these recent releases during our first two windows and no other premium subscription service may air or stream these releases between our first two windows. Examples of recent Hollywood blockbusters that are exclusively aired or will be aired by our networks in 2014 include Iron Man 3, Monsters University, Grown Ups 2, Frozen, Captain Phillips and White House Down.
Our licensing agreement with Sony, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. We have licensed theatrical titles from Disney since 1994. We currently license films released by Disney under the Disney, Touchstone, Pixar and Marvel labels. We do not license films produced by DreamWorks that are released by Disney.
In December 2012, we made the decision not to extend our licensing agreement with Disney beyond its expiration on December 31, 2015. We will continue to receive films theatrically released by Disney’s studios through December 31, 2015 with initial license periods for such films extending into 2017.
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
A summary of our significant output and library programming agreements follows:

Summary of Significant Output Programming Agreements		Summary of Significant Library Programming Agreements

Studio	Term(1)	Studio	Term
Sony	12/2021	Lionsgate	09/2025
Disney (aka Buena Vista)	12/2015	Sony Pictures	10/2021
Anchor Bay Entertainment, LLC	06/2015	MGM	03/2021
		Paramount	10/2020
		Twentieth Century Fox	02/2019
		Warner Bros.	01/2017
		Universal	02/2016
(1) Dates based on initial theatrical release.

Both the Sony and Disney output agreements require us to pay for films at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the maximum number of films that can be put to us each year). The amounts we pay for library content vary based on each specific agreement, but generally reflect an amount per film, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Original Programming

We contract with independent production companies, including BBC Worldwide Limited, Film Afrika and Sony Pictures Television, among others, to produce the majority of the original programming that appears on our networks. These contractual arrangements provide us with either:

•
Outright ownership of the programming, in which case we wholly-own the series and receive all distribution and other rights to the content. These distribution and other rights can be monetized through Starz Distribution or third-party distribution organizations,

•	An exclusive U.S. pay television license and other distribution or ancillary rights covering specific territories for specified periods of time, or

•	An exclusive U.S. pay television license which provides for the programming to appear only on our networks for specified periods of time.

At times, we retain certain rights to exploit our original programming in the home video, digital (Internet) and television ancillary markets both in the U.S. and around the world. These ancillary markets create downstream revenue opportunities for our Starz Distribution operating segment.

Currently announced 2014 Starz Original programming line-up:

Black Sails Season 1 (8 episodes): Executive Producer Michael Bay’s story chronicles the adventures of fabled buccaneer Captain Flint and his men. Threatened with extinction on all sides, they fight for the survival of New Providence Island, the most notorious criminal haven of its day - a debauched paradise teaming with pirates, prostitutes, thieves and fortune seekers, a place defined by both its enlightened ideals and its stunning brutality. Black Sails premiered on January 25, 2014.

Da Vinci’s Demons Season 2 (10 episodes): With Florence rocked by the bloody Pazzi Consipiracy, Leonardo da Vinci and a team of unlikely allies embark on fantastic journeys to find the Book of Leaves and protect their city from increasing danger on multiple fronts. Their quests take them to all corners of the earth, where they solve ancient riddles and confront threats from strange civilizations - only to realize that within Italy itself, a new peril is rising which may put all of their previous foes to shame.

Power Season 1 (8 episodes): James "Ghost" St. Patrick is a wealthy New York City nightclub owner who caters to the city's elite. He wants to build an empire, turn the club into a Fortune 500 business, but there's just one problem: Ghost is living a double life. When he is not in the club, he is the kingpin of the most lucrative drug network in New York for a very high-level clientele. His marriage, family and business all become unknowingly threatened as he is tempted to leave his criminal life behind and become the rags-to-riches businessman he wants to be most of all.

Outlander Season 1 (8 episodes): Adaptation of Diana Gabaldon's international best-selling books, Outlander spans the genres of romance, science fiction, history and adventure in one grandiose tale. It follows the story of Claire Randell, a married combat nurse from 1945 who is mysteriously swept back in time to 1743, where she is immediately thrown into an unknown world where her life is threatened. When she is forced to marry Jamie Fraser, a chivalrous and romantic young Scottish warrior, a passionate affair is ignited that tears Claire's heart between two vastly different men in two irreconcilable lives.
Survivor’s Remorse Season 1 (6 episodes): Partnering with NBA All-Star LeBron James and legendary TV producer Tom Werner, this comedy series explores the complexity, comedy and drama of an experience that everyone reads about, but few understand - what truly happens when you make it out.  Through a combination of God-given talent and north Philly grit, Cam Calloway and Reggie Vaughn have achieved fame and fortune that neither could have imagined growing up in one of the toughest neighborhoods in Philadelphia.  But success comes with its own challenges, and the cousins and confidantes wrestle with the rewards of money, stardom, love, and occasionally, the guilt of having “made it.”

2013 Starz Original programming line-up:
Spartacus: War of the Damned (10 episodes): Having lost a significant part of his army (and friends) in the Season 2 finale, Spartacus must make the decision to carry on and march toward Rome or forego his vengeance and return home to Thrace. The fourth and final season of the Spartacus franchise, Spartacus: War of the Damned, premiered in January 2013 to 3.1 million viewers for the premiere weekend. The Spartacus franchise, which includes Spartacus: Blood and Sand, Spartacus: Gods of the Arena, Spartacus: Vengeance, and Spartacus: War of the Damned averaged 5.5 million viewers per episode and continues to perform well in repeat airings across linear, on demand, and internet platforms.
Da Vinci’s Demons Season 1 (8 episodes): In a world where thought and faith are controlled, Leonardo Da Vinci fights to set knowledge free. The tortured genius defies authority and throws himself into the future, forever changing the fate of mankind. The first season of Da Vinci’s Demons opened in April 2013, establishing a new high for a Starz original series premiere, exceeding 2.1 million viewers for the opening weekend. This series also averaged 3.8 million viewers per episode. In addition to the strong viewership, the series received three nominations for 2013 Primetime Emmy Awards, winning two.
Magic City Season 2 (8 episodes): In Season 2, Ike Evans risks everything in a life and death battle to rid his Miramar Playa Hotel of the mob and Ben “The Butcher” Diamond. But will the price of his victory be too high? For what will it profit a man if he gains the whole world and loses his soul? The second season of Magic City premiered in June 2013. This series averaged 3.1 million viewers per episode over its two seasons.
The White Queen (10 episodes): Adaptation of Philippa Gregory’s best-selling historical novel about the iconic period of English history known as the “War of the Roses” in which two branches of the same royal family fight over the English throne.  It is a stunningly rich tale of love and loss, seduction and deception, betrayal and murder, vibrantly weaving the stories of three different yet equally driven women in their quest for power. The White Queen premiered in August 2013 and finished its run as the second most viewed series ever on Starz, averaging 4.8 million viewers per episode. The series received three nominations for 2014 Golden Globe Awards and one nomination for 2014 People’s Choice Awards.
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
Regulatory Matters
In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other MVPDs that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Although cable television systems are subject to federal rate regulation on the provision of basic service, increasingly wide-spread findings of effective competition under FCC rules exempt systems from such regulation. Nonetheless, other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services, and regulatory carriage requirements also could adversely affect the number of channels available to carry our programming networks.
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
Commercial Advertisement Loudness Mitigation (“CALM”) Act
Congress enacted the Commercial Advertisement Loudness Mitigation (“CALM”) Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC’s CALM Act implementing regulations became effective on December 13, 2012, and the FCC recently proposed revised technical standards for those regulations. Although the FCC’s CALM Act regulations place the primary compliance responsibility on MVPDs, the FCC’s “safe harbor” compliance approach, which requires programmers to issue “widely available” CALM Act compliance certifications to MVPDs, effectively shifts that responsibility to programmers.
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
Program Access
Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs on terms and conditions that do not unfairly discriminate among distributors. As part of the FCC’s 2008 order approving Old LMC’s acquisition of a controlling interest in DIRECTV, the FCC imposed program access conditions on Old LMC and its affiliated entities, including us. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we are required to make our programming services available to all MVPDs on nondiscriminatory terms and conditions. We are also currently subject to the program access rules due to interests held by Liberty Media in Charter Communications, Inc., as well as interests held by Liberty Global, plc in a cable television system in Puerto Rico, which interests are attributable to us under FCC rules. The FCC’s program licensing rules establish a damages remedy in situations where the defendant knowingly violates the regulations and a timeline for the resolution of complaints, among other things.
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
Sales and Distribution
Through our majority-owned subsidiary Anchor Bay Entertainment, LLC (“Anchor Bay Entertainment”), our Home Video business unit sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the U.S., Canada, United Kingdom and Australia and other international territories to the extent we have rights to such content in international territories. Anchor Bay Entertainment develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay Entertainment air on Starz Networks’ Starz and Encore networks. Anchor Bay Entertainment also distributes other titles acquired or produced by us including the Starz Networks’ original programming content and Weinstein’s titles. These titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon, Netflix and Redbox. Like the Hollywood studios, Anchor Bay Entertainment has a direct vendor relationship with the major North American retailers (such as Wal-Mart, Target, Best Buy, etc.). Generally, retailers have the right to return unsold products. Anchor Bay Entertainment records its revenue net of an allowance for future returns of unsold product.

Our Digital Media business unit is a distributor of digital and on-demand content for our owned content and content for which we have licensed the non-pay television ancillary rights in the U.S. and throughout the world to the extent we have rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and Weinstein’s titles.
Our Worldwide Distribution business unit is a global distributor of movies, television series, documentaries, children’s programming and other video content. Worldwide Distribution exploits our owned content and content for which we have licensed ancillary rights on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent that we have rights to such content in international territories. Worldwide Distribution also distributes Starz Networks’ original programming content.
Content
Starz Distribution develops and produces certain of its content and also acquires and licenses various titles from third parties. Starz Distribution also distributes Starz Networks’ original programming content and Weinstein’s titles. Amortization of content acquisition costs, royalty and participation payments to its content licensors and residuals represent Starz Distribution’s largest expense.
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
Fox Agreement
Anchor Bay Entertainment has outsourced substantially all of its home video fulfillment services, including DVD manufacturing and distribution, to Twentieth Century Fox Home Entertainment LLC (“Fox”). Anchor Bay Entertainment does not outsource its sales or marketing functions and maintains its own marketing team and sales force. Anchor Bay Entertainment believes the agreement with Fox provides supply chain efficiencies due to the combined volume of titles provided by Anchor Bay Entertainment and Fox (Fox also has fulfillment agreements with Lionsgate and MGM), while not compromising Anchor Bay Entertainment’s control over its products and retail relationships.
Weinstein Agreement
Effective in January 2011, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by our Home Video and Digital Media business units, of certain of Weinstein’s theatrical releases. Anchor Bay Entertainment pays advances to Weinstein based on a percentage of the U.S. box office and the genre of each film and earns a fee for the distribution of such theatrical releases. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.
Competition
Starz Distribution’s markets are highly competitive. Starz Distribution competes to sell content against all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and other titles acquired from third parties on DVD, various digital formats and through television networks. Starz Distribution also competes with independent distributors which are not affiliated with a Hollywood studio such as Cinedigm Corp., Entertainment One, Gaiam Media, Magnolia Pictures and RLJ Entertainment.
Starz Distribution competes with Hollywood studios and other distributors for “placement” at retailers and other distributors. Placement refers to the location in a store or on a website where content is placed for sale as well as the actual amount of physical shelf space allotted to a release. Starz Distribution also competes with Hollywood studios and other distributors to acquire content distribution rights. Starz Distribution’s ability to license and produce quality content in sufficient quantities has a direct impact on its ability to acquire shelf space at retail locations and on websites. In addition, Starz Distribution’s sales are impacted by the myriad of choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, Internet-based video and other online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment.
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
Strategy
Our strategy is based on the following strategic objectives:
Expand our slate of compelling, immersive, and differentiated original programming. We believe that a differentiated network brand and long-term shareholder value rests on having greater scale and output of exclusive original programming. We continue to look at how we can best increase the rate of deployment of original programming. Various mechanisms exist to prudently and economically increase original programming, including enhancing our in-house production capabilities, co-productions, and licensing arrangements. Over time, we plan to rebalance our product offering for Starz by increasing our original programming to 65-75 hours per year by 2016 or 2017 so that our subscribers will have an opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.
In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This was the result of favorable negotiations during recent output agreement renewals. We plan to utilize these cost per film savings to cost effectively increase our original programming line-up.
Deepen relationships with core network distributors. We have long-term relationships with the largest MVPDs in the U.S. We have maintained uninterrupted carriage and have been successful in renewing our affiliation agreements with our distributors in the past. Our increasingly broad content offerings and services help drive the profitability of these distributors. Many of these distributors have included our Starz and Encore networks in some of their best performing programming packages. We continue to focus distributors on the value we bring to their business.
Optimize existing and emerging distribution opportunities. We continue to distribute our growing line-up of exclusive original content throughout the world. We seek to monetize the digital rights we control for our exclusive original programming content and those under our programming licensing agreements with the major studios by licensing the digital rights to our services to our traditional distribution partners, targeting authenticated subscribers, as well as online video providers to the extent such online video providers include our services in a premium programming tier.
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

Challenges
We face certain key challenges in our attempt to achieve our strategic goals, including:

•	Our ability to renew and extend affiliation agreements with key distributors on favorable terms;

•	Potential loss of subscribers due to economic conditions and competition from other networks and video programming services;

•	Increased rates paid by our distributors to carry broadcast networks and sports networks may make it more difficult for consumers to afford premium video services; and

•	Our ability to continue to acquire or produce affordable programming content, including original programming content that appeals to our distributors and our viewers.

See Item 1A, “Risk Factors” for a discussion of these and other factors that could impact our performance and operating results.
EMPLOYEES
As of December 31, 2013, we had 959 full-time and part-time employees, of which 149 employees are represented by unions. We have not experienced any work stoppages with respect to our union employees and we consider our employee relations to be good.
CORPORATE INFORMATION
Starz is a Delaware corporation, incorporated on May 7, 2007, with principal executive offices located at 8900 Liberty Circle, Englewood, Colorado 80112. Our main telephone number at that location is (720) 852-7700.

(a)	Financial Information About Geographic Areas

Information about our geographic areas can be found in Note 13 to our consolidated financial statements found beginning on page F-2 of this report.

(b)	Available Information

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
RISKS RELATED TO OUR BUSINESS
Economic instability in the U.S. or in other parts of the world could adversely affect our business.
Our business is affected by prevailing economic conditions. Financial instability or a general decline in economic conditions in the U.S. could affect our business in an adverse manner. Decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our Encore and Movieplex networks are sometimes carried and premium video programming packages and premium a-la-carte where our Starz networks are typically carried. This reduction in spending could lead to a decrease in the number of subscribers to our networks from MVPDs, which could have a materially adverse impact on our business, financial condition and results of operations.
We depend on MVPDs that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all.
We currently distribute our programming through affiliation agreements with many MVPDs, including Comcast, DIRECTV, Dish Network, Time Warner Cable, Charter, Cox, Cablevision, AT&T and Verizon. Our affiliation agreements with distributors are scheduled to expire at various dates through 2019. The largest MVPDs have significant leverage in their relationship with certain programming networks, including Starz. As of September 30, 2013, the two largest cable distributors provided service to approximately 33% of U.S. multichannel households, while the two largest direct broadcast satellite distributors provided service to an additional 34% of such households. Further consolidation among MVPDs could increase this leverage.
In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us would adversely impact our business, financial condition and results of operations.
The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming. The failure to successfully renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which would materially adversely affect our business, financial condition and results of operations.
We depend on a limited number of MVPDs for a significant portion of our revenue.
Our programming networks depend upon agreements with a limited number of MVPDs. For the year ended December 31, 2013, Comcast and DIRECTV each accounted for at least 10% of Starz’s revenue. The loss of any significant distributor, or our inability to renew an affiliation agreement with any significant distributor on acceptable terms, would have a materially adverse effect on our business, financial condition and results of operations.
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

Increasing rates paid by MVPDs to other programmers may result in increased rates charged to their subscribers for their services, making it more costly for subscribers to purchase our Starz and Encore services.
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
We may not be able to adapt to new content distribution platforms and to changes in consumer behavior resulting from these new technologies.
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business and may increase our capital expenditures. Additionally, we must adapt to changing consumer behavior driven by advances such as DVRs, video-on-demand, Internet-based content delivery, Blu-ray™ players and mobile devices. Such changes may impact the revenue we are able to generate from our traditional distribution methods by decreasing the viewership of our programming networks on cable and other MVPD systems. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there would be a materially adverse effect on our business, financial condition and results of operations.
Our business depends on the appeal of our programming to our distributors and our subscribers, which is difficult to predict.
Our business depends in part upon viewer preferences and audience acceptance of the programming on our networks. These factors are difficult to predict, and subject to influences that are beyond our control, such as the quality and appeal of competing programming, general economic conditions and the availability of other entertainment activities. We may not be able to anticipate and react effectively to shifts in tastes and interests in our markets. A change in viewer preferences could cause our programming to decline in popularity, which could jeopardize renewal of our affiliation agreements with MVPDs. In addition, our competitors may have more flexible programming arrangements, as well as greater amounts of available content, distribution and capital resources, and may be able to react more quickly than we can to shifts in tastes and interests.
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
In December 2012, we made the decision not to extend our licensing agreement with Disney beyond its expiration on December 31, 2015. We will continue to receive films from Disney’s Walt Disney Pictures, Walt Disney Animation Studios, Disney-Pixar, Touchstone Pictures, Marvel Entertainment and Hollywood Pictures labels through December 31, 2015 with initial license periods for such films extending into 2017. In February 2013, we extended our Sony output licensing agreement for initial theatrical releases through December 31, 2021.
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
We have entered into long-term agreements to acquire theatrical releases from Sony and Disney. Such agreements expire at December 31, 2021 and 2015, respectively. Each agreement requires us to pay for films released by each studio at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the maximum number of films that can be put to us each year), and the amounts payable over the term of the respective agreements will be substantial. We believe that the theatrical performance of the films we will receive under the agreements will perform at levels consistent with the performance of films we have received from Sony and Disney in the past. We also assume a certain number of annual releases of first run films by Sony and Disney’s studios consistent with the number we received in prior years. Should the films perform at higher levels across the slate of films we receive or the quantity of films increase, then our payment obligations under these agreements would increase and would have a materially adverse effect on our business, financial condition and results of operations.
Changes in foreign, state and local tax incentives may increase the cost of original programming content to such an extent that they are no longer feasible.
Original programming requires substantial financial commitment. In some cases the financial commitment can be offset by foreign, state or local tax incentives. However, there is a risk that the tax incentives will not remain available for the duration of a series. If tax incentives are no longer available or reduced substantially, it may result in increased costs for us to complete the production or make the production of additional seasons more expensive. If we are unable to produce original programming content on a cost effective basis our business, financial condition and results of operations may be materially adversely affected.

We are subject to intense competition, which may have a negative effect on our profitability or on our ability to expand our business.
The subscription video programming industry is highly competitive. Our Starz and Encore networks compete with other programming networks and other types of video programming services for marketing and distribution by MVPDs. We face intense competition from other providers of programming networks for the right to be carried by a particular MVPD and for the right to be carried by such distributor on a particular “tier” or in a particular “package” of service.
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
Despite our efforts to secure transponder capacity with long-term satellite transponder leases, there is a risk that when these leases expire, we may not be able to secure capacity on a transponder or may not be able to secure capacity on a transponder on the same or similar terms. This may result in an inability to transmit our content and could result in significant lost revenue and lost subscribers and would have a materially adverse effect on our business, financial condition and results of operations.
If our technology facility fails or its operations are disrupted, our performance could be hindered.
Our programming is transmitted from our uplink center in Englewood, Colorado. We use this center for a variety of purposes, including signal processing, satellite uplinking, program editing, promotions, creation of programming segments (i.e., interstitials) to fill short gaps between featured programs, quality control, and live and recorded playback. Like other facilities, this facility is subject to interruption from fire, lightning, adverse weather conditions and other natural causes. Equipment failure, employee misconduct or outside interference could also disrupt the facility’s services. We have made arrangements at a third party facility to uplink our linear channels and services to our satellites in the event we are unable to do so from this facility. However, any significant or prolonged interruption at our facility, and any failure by our third party facility to perform as intended, could have a materially adverse effect on our business, financial condition and results of operations.
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
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Our failure to protect our intellectual property rights, particularly our brand, in a meaningful manner or challenges to related contractual rights could result in erosion of our brand and limit our ability to control marketing of our networks, which could have a materially adverse effect on our business, financial condition and results of operations.
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
Although our business generally is not directly regulated by the FCC, under the Communications Act of 1934 and the 1992 Cable Act, there are certain FCC regulations that govern our business either directly or indirectly. See “Item 1. Business - Starz Networks - Regulatory Matters.” Furthermore, to the extent that regulations and laws, either presently in force or proposed, hinder or stimulate the growth of the cable television and satellite industries, our business will be affected.
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

We are subject to risks related to our international operations.
We have operations and produce some of our original content in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, corruption and, in some markets, increased risk of political instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.
Our license agreement with Weinstein requires us to pay advances or minimum guarantees.
We pay advances or minimum guarantees to Weinstein for films that we distribute for Weinstein in the home entertainment ancillary revenue markets. Such advances are calculated based on a percentage of domestic box office performance of each film as adjusted for the genre of the film. Such advances are non-refundable and are earned back or recouped from the film’s profits. Each film is “crossed” with the other films under the agreement whereby the advance paid on a film or films that do not have profits in excess of their advance are offset against films where an excess exists. To the extent that total advances for all films under the agreement exceed total profits, then we would be required to record such excess as a loss in our statement of operations. Such loss could be significant and have a materially adverse effect on our business, financial condition and results of operations.
Our Starz Distribution operating segment is subject to intense competition, which may have a materially adverse effect on our profitability or on our ability to expand our business.
The home entertainment industry is highly competitive. Our Home Video, Digital Media and Worldwide Distribution businesses compete to sell DVDs and other media (e.g., digital and television programs) with all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and titles acquired from third parties on DVD and other media and have marketing budgets that are well in excess of the amounts we are able to spend to market our content. We also compete with independent home entertainment distributors that are not affiliated with a Hollywood studio such as Cinedigm Corp., Entertainment One, Gaiam Media, Magnolia Pictures and RLJ Entertainment.
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
RISKS RELATED TO THE LMC SPIN-OFF
We may be subject to significant obligations related to the LMC Spin-Off.
Prior to the LMC Spin-Off, Old LMC entered into a tax sharing agreement with Liberty Spinco, Inc., now Liberty Media. Under this agreement, Liberty Media is generally required to indemnify Starz for any or all of the tax liabilities resulting from the LMC Spin-Off if the LMC Spin-Off fails to be a tax-free transaction. Starz, as the taxpaying entity, is subject to the risk of non-payment by Liberty Media of its indemnification obligations under the tax sharing agreement;

however, in February 2014 Starz entered into a closing agreement with the Internal Revenue Service, which provides that the LMC Spin-Off qualified for tax-free treatment to Starz and Liberty Media. Starz’s tax sharing agreement with Liberty Media also contains a number of covenants by Starz not to take any action, or fail to take any action, following the LMC Spin-Off, which action or failure to act is inconsistent with the LMC Spin-Off qualifying as a tax-free transaction. Any breach of these covenants or the application of Section 355(e) of the Internal Revenue Code (the “Code”) to the LMC Spin-Off as a result of the LMC Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz could cause the entirety of any tax liabilities associated with the LMC Spin-Off to be the obligation of Starz for which no indemnification would be available from Liberty Media. As a result, Starz might determine to forego certain transactions that might have otherwise been advantageous if there is any concern that such transactions may be inconsistent with the tax-free treatment of the LMC Spin-Off, including share repurchases, stock issuances, certain asset dispositions or other strategic transactions for some period of time following the LMC Spin-Off. In addition, Starz’s obligations under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the LMC Spin-Off. Starz has no assets other than those of Starz, LLC and its subsidiaries with which to pay any tax obligations.
Conflicts of interest may arise between our company and our former parent company, Liberty Interactive Corporation (“LIC”), or Liberty Media.
We own and operate programming services that may compete with programming services offered by LIC. Old LMC and its subsidiaries (including Starz, LLC) were subsidiaries of LIC until the September 2011 split-off of Old LMC. QVC, a wholly-owned subsidiary of LIC, and Starz both produce programming that is distributed via cable and satellite networks. We have no rights in respect of programming or distribution opportunities developed by or presented to QVC and the pursuit of these opportunities by QVC may adversely affect our interests or those of our stockholders. Because Gregory B. Maffei is the Chairman of the Board of our company and the President and Chief Executive Officer, and a director, of LIC, a business opportunity that is presented to him may result in a conflict of interest or the appearance of a conflict of interest. In addition, Liberty Media owns an approximate 27% interest in Charter Communications, Inc. and Mr. Maffei serves on its board of directors. Each of our directors and officers has a fiduciary duty to offer to our company any business opportunity that he or she may be presented in which we have an interest or expectancy. The directors and officers of other issuers, including those who are also our directors and officers, owe the same fiduciary duty to such other issuers and their respective stockholders. In addition, Mr. Maffei is also the President and Chief Executive, and a director, of Liberty Media. Another member of our board, Charles Y. Tanabe, is a former executive officer of LIC and Liberty Media. These two directors continue to own LIC and Liberty Media stock and options to purchase LIC and Liberty Media stock, as well as Starz stock and options to purchase Starz stock. Management cross ownership interests could create, or appear to create, potential conflicts of interest when these individuals consider decisions that could have different implications for our company, on the one hand, and LIC or Liberty Media, on the other hand. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, our company or our subsidiaries may enter into transactions with LIC or Liberty Media or any of their respective subsidiaries or affiliates. Although the terms of any such transactions or agreements will be established based upon arms'-length negotiations between the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to Starz or its subsidiaries as would be the case if there were no overlap in management.

RISKS RELATED TO OUR INDEBTEDNESS
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations.
We have a substantial amount of indebtedness. As of December 31, 2013, we had total debt of $1,059.5 million, consisting of $678.0 million of Senior Notes and New Notes, $306.5 million of borrowings under Starz, LLC’s senior secured revolving credit facility and $75.0 million of capital lease obligations. We also have an additional $693.5 million available for borrowing under Starz, LLC’s senior secured revolving credit facility as of that date. On January 10, 2013, Starz, LLC distributed $1.2 billion to Old LMC in connection with the LMC Spin-Off, utilizing cash on hand and $550.0 million of borrowings under its senior secured revolving credit facility, and such distributed cash was contributed to Liberty Media.
Effective January 11, 2013, in connection with the LMC Spin-Off, we distributed our Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC subsequently transferred such building and related improvements to Liberty Property Holdings, Inc. (“LPH”), now a subsidiary of Liberty Media) and leased back the use of such facilities from LPH. In connection with such leaseback, we incurred a capital lease obligation of $44.8 million.
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

•	increase our vulnerability to general economic and industry conditions;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured revolving credit facility, are at variable interest rates; and

•	cause our content providers and distributors to attempt to use our significant debt levels in order to put pricing pressure on us during negotiations of affiliation and output licensing agreements.
Limitations imposed as a part of our debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes, the New Notes and our other indebtedness;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our ability to respond to business opportunities.
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
If our net cash provided by operating activities and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in original programming and capital expenditures, or to dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing Starz, LLC’s Senior Notes and New Notes, the agreements governing Starz, LLC’s senior secured revolving credit facility and future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In connection with the LMC Spin-Off, Starz, LLC distributed its corporate office building and related building improvements located in Englewood, Colorado to Old LMC (and Old LMC transferred such building and related improvements to a subsidiary of Liberty Media) and entered into a capital lease to lease back the facilities from this Liberty Media subsidiary. In addition, we lease office space for executive offices and distribution and sales operations in Atlanta, Georgia; Beverly Hills, California; Burbank, California; Media, Pennsylvania; New York, New York; Troy, Michigan; Toronto, Ontario; London, England and Sydney, Australia.
Item 3. Legal Proceedings
On May 3, 2011, Starz Entertainment filed a lawsuit against DISH Network L.L.C. (“DISH”) in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. In April 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, in June 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The remainder of FX Networks’ claims against DISH in the third lawsuit are set for trial in June 2014. The resolution of these matters and its potential impact on our company is uncertain at this time.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Starz’s common stock (ticker symbols STRZA and STRZB) did not begin trading until January 14, 2013 (after the LMC Spin-Off). Each series of our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”). Subsequent to the LMC Spin-Off, the following table sets forth the range of high and low sales prices of shares of our common stock from January 14 through December 31, 2013.

	Series A (STRZA)		Series B (STRZB)
	High	Low	High	Low
January 14 through March 31, 2013	$22.30	$14.00	$22.44	$14.99
Second quarter	$24.58	$20.00	$24.60	$20.56
Third quarter	$28.50	$21.11	$27.84	$21.31
Fourth quarter	$30.72	$26.67	$30.72	$26.70
Performance Graph
The following graph compares the cumulative total return on our Series A common stock and Series B common stock with the comparable cumulative return of the S&P 500 Media Index for our peer group and the S&P 400 Mid Cap Index for the period from January 14, 2013, the date our common stock began trading on Nasdaq, to December 31, 2013. The performance graph assumes that the value of the investment in our Series A and Series B common stock, the S&P 500 Media Index and the S&P 400 Mid Cap Index was $100 on January 14, 2013 and that all dividends were reinvested.

Company Name / Index	1/14/2013	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Starz Series A	$100.00	$156.54	$156.18	$198.80	$206.64
Starz Series B	$100.00	$136.49	$145.43	$185.66	$194.73
S&P 500 Media Index	$100.00	$111.12	$117.80	$127.38	$143.45
S&P 400 Mid Cap Index	$100.00	$109.05	$109.73	$117.58	$126.91
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Holders
As of January 31, 2014, there were approximately 1,559 and 91 holders of our Series A and Series B common stock, respectively. The foregoing number of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
Dividends
We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2014.
Purchases of Equity Securities by the Issuer
On January 11, 2013, Old LMC announced its board of directors had authorized $400.0 million of repurchases of Starz common stock from that day forward, following the LMC Spin-Off. Fourth quarter repurchases and remaining availability under the repurchase program is as follows:

	Series A common stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 1 - 31, 2013	1,377,900	$29.09	1,377,900	$180.9 million
November 1 - 30, 2013	1,209,097	$28.69	1,209,097	$146.2 million
December 1 - 31, 2013	1,277,900	$28.02	1,277,900	$110.4 million
Total	3,864,897		3,864,897
In addition to the shares listed in the table above, 22,994 shares of Series A common stock were surrendered in the fourth quarter of 2013 by an officer to pay withholding taxes in connection with the vesting of the officer’s restricted stock.
Item 6. Selected Financial Data
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

The statement of operations, balance sheet and other financial data included in the following selected historical consolidated financial data as of December 31, 2013 and 2012 and for each year in the three-year period ended December 31, 2013 have been derived from the audited annual consolidated financial statements of Starz included elsewhere in this annual report. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statement of operations and other financial data for the years ended December 31, 2010 and 2009 have been derived from the audited annual consolidated financial statements of Starz which are not included in this annual report. The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements included elsewhere in this annual report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data (in thousands, except per share amounts)

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue:
Programming networks and other services	$1,481,046	$1,419,074	$1,372,141	$1,380,349	$1,354,978
Home video net sales	296,476	211,622	241,892	224,988	167,619
Total revenue	1,777,522	1,630,696	1,614,033	1,605,337	1,522,597
Costs and expenses:
Programming costs (including amortization)	632,255	661,157	651,249	647,817	641,477
Production and acquisition costs (including amortization)	268,560	192,340	158,789	177,954	107,122
Home video cost of sales	71,154	63,880	62,440	69,815	63,296
Operating expenses	54,673	53,410	53,703	73,260	79,963
Selling, general and administrative	273,937	215,077	238,264	300,838	351,127
Stock compensation, long-term incentive plan and phantom stock appreciation rights	34,296	20,022	7,078	39,468	35,142
Depreciation and amortization	17,426	19,406	17,907	20,468	23,470
Total costs and expenses	1,352,301	1,225,292	1,189,430	1,329,620	1,301,597
Operating income	425,221	405,404	424,603	275,717	221,000
Other income (expense):
Interest expense, including amounts due to affiliates, net of amounts capitalized	(44,994)	(25,688)	(5,012)	(20,932)	(27,188)
Other income (expense), net	8,953	3,023	(3,505)	(542)	(4,719)
Income from continuing operations before income taxes	389,180	382,739	416,086	254,243	189,093
Income tax expense	(139,380)	(130,465)	(172,189)	(98,764)	(71,006)
Income from continuing operations	$249,800	$252,274	$243,897	$155,479	$118,087
Net income per common share:
Basic (1)	$2.13	$2.12	$2.00	$1.32	$0.99
Diluted (1)	$2.04	$2.12	$2.00	$1.32	$0.99
Balance Sheet Data (in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$25,747	$749,774	$1,099,887	$315,652	$258,895
Program rights (2)	$604,974	$678,689	$761,850	$734,077	$786,757
Investment in films and television programs	$194,581	$181,673	$183,942	$120,701	$167,640
Total assets	$1,449,998	$2,176,050	$2,603,175	$1,893,002	$2,022,595
Current portion of debt	$4,943	$4,134	$4,129	$58,244	$126,139
Debt	$1,054,542	$535,671	$540,915	$40,970	$456,319
Total debt	$1,059,485	$539,805	$545,044	$99,214	$582,458
Stockholders’ equity / member’s interest	$61,936	$1,311,951	$1,651,484	$1,508,681	$1,469,898

Other Financial Data (in thousands, except ratios)

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
Net cash provided by operating activities	$312,895	$292,077	$347,973	$191,139	$212,076
Net cash used in investing activities	$(14,833)	$(16,214)	$(7,723)	$(7,099)	$(10,018)
Net cash provided by (used in) financing activities	$(1,022,027)	$(626,101)	$444,002	$(128,414)	$(75,070)
Ratio of total debt to Adjusted OIBDA (3)	2.2x	1.2x	1.2x	0.3x	2.1x
Adjusted OIBDA (4)	$476,943	$444,832	$449,588	$335,653	$279,612
Selected Operating Data (in millions)

	As of December 31,
	2013	2012	2011	2010	2009
Starz subscribers	22.2	21.2	19.6	18.2	16.9
Encore subscribers	34.9	34.8	33.2	32.8	30.6
___________________

(1)
For presentation purposes, the common stock assumed to be outstanding for the basic net income per common share calculation during the years ended December 31, 2012, 2011, 2010 and 2009 represented the number of shares as of the LMC Spin-Off, excluding unvested outstanding restricted shares as of each applicable date. The common stock assumed to be outstanding for the diluted net income per common share calculation during the years ended December 31, 2012, 2011, 2010 and 2009 represented the number of shares as of the LMC Spin-Off, the unvested outstanding restricted shares actually held by Starz employees plus any dilutive common shares actually held by Starz employees at each applicable date.

(2)	Total of current and long-term program rights.

(3)	Ratio is calculated based on total debt divided by Adjusted OIBDA.

(4)	The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in thousands):

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
Adjusted OIBDA	$476,943	$444,832	$449,588	$335,653	$279,612
Stock compensation, long-term incentive plan and phantom stock appreciation rights	(34,296)	(20,022)	(7,078)	(39,468)	(35,142)
Depreciation and amortization	(17,426)	(19,406)	(17,907)	(20,468)	(23,470)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(44,994)	(25,688)	(5,012)	(20,932)	(27,188)
Other income (expense), net	8,953	3,023	(3,505)	(542)	(4,719)
Income from continuing operations before income taxes	$389,180	$382,739	$416,086	$254,243	$189,093
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

Management’s discussion and analysis, or MD&A, of the results of operations and financial condition is provided as a supplement to the audited annual consolidated financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of operations. The information included in this MD&A should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K as well as the financial data set forth under “Selected Financial Data.” For an overview of Starz and discussion of our business, including our strategy and challenges, see “Item 1. Business.”
ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA)
We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. We define Adjusted OIBDA as revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate our operating segments’ performance and make decisions about allocating resources among our operating segments. We believe that Adjusted OIBDA is an important indicator of the operational strength and performance of our operating segments, including each operating segment’s ability to assist in servicing our debt and fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income from continuing operations before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some may consider important in evaluating our performance. We compensate for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of our operating results.
The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted OIBDA	$476,943	$444,832	$449,588
Stock compensation	(34,296)	(20,022)	(7,078)
Depreciation and amortization	(17,426)	(19,406)	(17,907)
Interest expense, net of amounts capitalized	(44,994)	(25,688)	(5,012)
Other income (expense), net	8,953	3,023	(3,505)
Income from continuing operations before income taxes	$389,180	$382,739	$416,086

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2013 AND 2012

Our operating results are as follows (in thousands, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$1,481,046	$1,419,074	$61,972	4.4%
Home video net sales	296,476	211,622	84,854	40.1%
Total revenue	1,777,522	1,630,696	146,826	9.0%
Costs and expenses:
Programming costs (including amortization)	632,255	661,157	(28,902)	(4.4)%
Production and acquisition costs (including amortization)	268,560	192,340	76,220	39.6%
Home video cost of sales	71,154	63,880	7,274	11.4%
Operating expenses	54,673	53,410	1,263	2.4%
Selling, general and administrative	273,937	215,077	58,860	27.4%
Stock compensation	34,296	20,022	14,274	71.3%
Depreciation and amortization	17,426	19,406	(1,980)	(10.2)%
Total costs and expenses	1,352,301	1,225,292	127,009	10.4%
Operating income	425,221	405,404	19,817	4.9%
Other income (expense):
Interest expense, net of amounts capitalized	(44,994)	(25,688)	(19,306)	75.2%
Other income, net	8,953	3,023	5,930	196.2%
Income from continuing operations before income taxes	389,180	382,739	6,441	1.7%
Income tax expense	(139,380)	(130,465)	(8,915)	6.8%
Net income	$249,800	$252,274	$(2,474)	(1.0)%

The table below sets forth, for the periods presented, certain historical financial information for our reportable segments (in thousands, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$1,297,688	$1,276,815	$20,873	1.6%
Starz Distribution	449,539	320,671	128,868	40.2%
Starz Animation	32,450	42,436	(9,986)	(23.5)%
Inter-segment eliminations	(2,155)	(9,226)	7,071	76.6%
	$1,777,522	$1,630,696	$146,826	9.0%
Adjusted OIBDA
Starz Networks	$456,163	$447,368	$8,795	2.0%
Starz Distribution	24,039	(4,926)	28,965	588.0%
Starz Animation	(2,598)	(932)	(1,666)	(178.8)%
Inter-segment eliminations	(661)	3,322	(3,983)	(119.9)%
	$476,943	$444,832	$32,111	7.2%

We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

COMPARISON OF YEAR ENDED DECEMBER 31, 2013 TO YEAR ENDED DECEMBER 31, 2012
Revenue
Our consolidated revenue increased $146.8 million or 9.0% for the year ended December 31, 2013 as compared to the corresponding prior year period. Revenue increased primarily as a result of increases in revenue for Starz Networks and Starz Distribution and a decrease in our inter-segment eliminations, which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 73.0% and 78.3% of our total revenue for the years ended December 31, 2013 and 2012, respectively.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with MVPDs. We earn revenue under these agreements based on either a fixed monthly payment (“fixed-rate”), or the total number of subscribers who receive our programming or the total number of a distributor’s subscribers (e.g., basic subscribers, digital subscribers) whether or not they receive our programming multiplied by rates specified in the agreements (“consignment”). The agreements generally provide for annual contractual rate increases of a fixed percentage (i.e. 4%) or a fixed amount, or rate increases tied to annual increases in the consumer price index.
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (in millions, except as otherwise indicated):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2013	2012 (1)	‘13 vs ‘12	‘13 vs ‘12
Starz subscriptions:
Fixed-rate	12.9	11.7	1.2	10.3%
Consignment	9.3	9.5	(0.2)	(2.1)%
Total Starz subscriptions	22.2	21.2	1.0	4.7%
Encore subscriptions:
Fixed-rate	21.8	21.7	0.1	0.5%
Consignment	13.1	13.1	—	—%
Total Encore subscriptions	34.9	34.8	0.1	0.3%
Total subscriptions:
Fixed-rate	34.7	33.4	1.3	3.9%
Consignment	22.4	22.6	(0.2)	(0.9)%
Total subscriptions	57.1	56.0	1.1	2.0%
___________________
(1)    The December 31, 2012 period end subscriptions have been adjusted to reflect movement in 2013 of fixed rate to consignment subscriptions and vice versa.
Revenue from Starz Networks increased $20.9 million or 1.6% for the year ended December 31, 2013 as compared to the corresponding prior year period. During the second quarter of 2013, certain contractual terms under affiliation agreements with two distributors resulted in the recognition of $18.6 million of previously deferred revenue.  Notwithstanding this one-time adjustment, revenue increased $2.3 million as a result of a $16.7 million increase due to higher effective rates from annual contractual rate increases, offset by a $14.4 million decrease due to lower consignment subscriptions and the non-renewal of the Netflix agreement in the first quarter of 2012.
Revenue from Starz Distribution increased $128.9 million or 40.2% for the year ended December 31, 2013 as compared to the corresponding prior year period. This growth is primarily due to increases in revenue from the distribution of films for Weinstein, AMC Networks’ original series The Walking Dead and our original series. The increase in revenue from Weinstein films was primarily due to an increase in the number and stronger overall performance of the films, including the films Django Unchained and Silver Linings Playbook. The increase in revenue from our original series was primarily due to The White Queen, which premiered on Starz in the third quarter of 2013, the Spartacus series and Da Vinci’s Demons.

Revenue from Starz Animation decreased $10.0 million or 23.5% for the year ended December 31, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Programming costs are our largest expense. Programming costs decreased $28.9 million or 4.4% for the year ended December 31, 2013 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is due primarily to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. This decrease was partially offset by increased exhibitions of our original programming.
We expect programming costs related to original programming to increase in the future as we continue to invest in original content. In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during recent output agreement renewals. These decreases in the cost we pay per film as compared to what we were paying in 2012 will continue throughout the remaining terms of both output agreements with the most significant portion of the savings taking place in the 2014 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to cost effectively increase our original programming to 65 - 75 hours by 2016 or 2017 (from 36 hours in 2013) so that our subscribers will have the opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.
Production and Acquisition
Production and acquisition costs primarily include amortization of our investments in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original productions is included in programming costs. All remaining production and acquisition costs for original productions as well as our other films and television programs are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of and cost of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs increased $76.2 million or 39.6% for the year ended December 31, 2013 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with the films distributed for Weinstein (which resulted in higher participation costs). The increase in production and acquisition costs was partially offset by a decrease in revisions we made in our ultimate revenue estimates which resulted in impairments of $2.6 million in 2013 as compared to impairments of $17.2 million in 2012.
Home Video Cost of Sales
Home video cost of sales increased $7.3 million or 11.4% for the year ended December 31, 2013 as compared to the corresponding prior year period due to an increase in costs for DVD replication, packaging and distribution (distribution fees, freight, etc.) resulting from the increase in home video sales. Home video cost of sales represented 24.0% and 30.2% of home video net sales for the years ended December 31, 2013 and 2012, respectively. Such decrease in costs as a percentage of sales is due to our agreement with Weinstein under which Weinstein pays for the related DVD replication and packaging costs for its titles.
Selling, General and Administrative
Selling, general and administrative expenses increased $58.9 million or 27.4% for the year ended December 31, 2013 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Networks and Starz Distribution in addition to increased litigation related legal costs and costs associated with becoming an independent public company. The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up, which included four original series premiering during 2013 as compared to three original series premiering during 2012, higher advertising at year end for our original series Black Sails which will premier in the first quarter of 2014 and increased cooperative marketing efforts with our distributors. The increase in advertising and marketing costs for Starz Distribution was primarily related to increased spend on films distributed for Weinstein.
Adjusted OIBDA
Adjusted OIBDA increased $32.1 million or 7.2% for the year ended December 31, 2013 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks increased $8.8 million primarily as a result of the one-time adjustment to Starz Networks’ revenue mentioned above and lower programming costs, which were partially offset by higher advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $29.0 million due to higher sales and a decrease in impairments related to our investment in films and television programs. Starz Distribution revenue increased at a higher rate than Adjusted OIBDA due to higher sales of lower margin films distributed for Weinstein. The increases for Starz Networks and Starz Distribution were offset by decreases from Starz Animation, due to fewer projects in production, and Inter-segment eliminations, primarily as a result of fewer exhibitions of related party titles.
Stock Compensation
Stock compensation increased $14.3 million or 71.3% for the year ended December 31, 2013 as compared to the corresponding prior year period as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted. Historically, we have granted stock options and restricted shares annually in March. During 2013 the timing was changed to December, which resulted in two grants occurring during 2013.
Interest Expense
Interest expense increased $19.3 million for the year ended December 31, 2013 as compared to the corresponding prior year period due to $520.2 million of additional net borrowings in 2013 (including the capital lease with LPH for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of our Senior Notes. The Senior Notes and New Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Other Income, Net
We recorded other income of $9.0 million for the year ended December 31, 2013 as compared to $3.0 million for the year ended December 31, 2012. The income for the year ended December 31, 2013 is primarily due to the release of our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 12 to the accompanying consolidated financial statements. The income for the year ended December 31, 2012 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.
Income Taxes
We had income before income taxes of $389.2 million and $382.7 million and income tax expense of $139.4 million and $130.5 million for the year ended December 31, 2013 and 2012, respectively. Our effective tax rate was 35.8% and 34.1% for the year ended December 31, 2013 and 2012, respectively.
For the year ended December 31, 2013, our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of state and local taxes and changes in our valuation allowance for deferred taxes. In addition, Internal Revenue Code Section 199 allows U.S. taxpayers a deduction for qualified domestic production activities.  During 2013, we completed an analysis of our programming packages, and based on this analysis concluded that our programming packages met the qualified production activity criteria of Section 199 for 2013.  As a result, we recorded a tax benefit of $12.6 million for the year ended December 31, 2013. For the year ended December 31, 2012, our effective rate also differed from the U.S. federal income tax rate of 35% as a result of changes in our valuation allowance for deferred taxes, state and local taxes and Starz Media’s election, effective April 1, 2012, to convert itself from a limited liability company (“LLC”) treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. This election resulted in a $7.1 million deferred tax asset and corresponding tax benefit being recorded for the difference between the book basis and tax basis of our investment in Starz Media as of April 1, 2012.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2012 AND 2011

Operating results are as follows (in thousands, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2012	2011	‘12 vs ‘11	‘12 vs ‘11
Revenue:
Programming networks and other services	$1,419,074	$1,372,141	$46,933	3.4%
Home video net sales	211,622	241,892	(30,270)	(12.5)%
Total revenue	1,630,696	1,614,033	16,663	1.0%
Costs and expenses:
Programming costs (including amortization)	661,157	651,249	9,908	1.5%
Production and acquisition costs (including amortization)	192,340	158,789	33,551	21.1%
Home video cost of sales	63,880	62,440	1,440	2.3%
Operating expenses	53,410	53,703	(293)	(0.5)%
Selling, general and administrative	215,077	238,264	(23,187)	(9.7)%
Stock compensation	20,022	7,078	12,944	182.9%
Depreciation and amortization	19,406	17,907	1,499	8.4%
Total costs and expenses	1,225,292	1,189,430	35,862	3.0%
Operating income	405,404	424,603	(19,199)	(4.5)%
Other income (expense):
Interest expense, net of amounts capitalized	(25,688)	(5,012)	(20,676)	412.5%
Other income (expense), net	3,023	(3,505)	6,528	186.2%
Income from continuing operations before income taxes	382,739	416,086	(33,347)	(8.0)%
Income tax expense	(130,465)	(172,189)	41,724	(24.2)%
Income from continuing operations	252,274	243,897	8,377	3.4%
Loss from discontinued operations, net of income taxes	—	(7,486)	7,486	(100.0)%
Net income	$252,274	$236,411	$15,863	6.7%

The table below sets forth, for the periods presented, certain historical financial information for our reportable segments (in thousands, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2012	2011	‘12 vs ‘11	‘12 vs ‘11
Revenue
Starz Networks	$1,276,815	$1,269,924	$6,891	0.5%
Starz Distribution	320,671	310,927	9,744	3.1%
Starz Animation	42,436	45,273	(2,837)	(6.3)%
Inter-segment eliminations	(9,226)	(12,091)	2,865	23.7%
	$1,630,696	$1,614,033	$16,663	1.0%
Adjusted OIBDA
Starz Networks	$447,368	$427,689	$19,679	4.6%
Starz Distribution	(4,926)	4,567	(9,493)	(207.9)%
Starz Animation	(932)	(850)	(82)	(9.6)%
Inter-segment eliminations	3,322	18,182	(14,860)	(81.7)%
	$444,832	$449,588	$(4,756)	(1.1)%

We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

COMPARISON OF YEAR ENDED DECEMBER 31, 2012 TO YEAR ENDED DECEMBER 31, 2011
Revenue
Our revenue increased $16.7 million or 1.0% for the year ended December 31, 2012 as compared to the corresponding prior year. Revenue for the year ended December 31, 2012 increased primarily as a result of increases in revenue for Starz Networks and Starz Distribution which were partially offset by a decrease in revenue for Starz Animation. Starz Networks’ revenue represented 78.3% and 78.7% of our total revenue for the years ended December 31, 2012 and 2011, respectively.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with MVPDs. We earn revenue under these agreements based on either a fixed monthly payment (“fixed-rate”), or the total number of subscribers who receive our programming or the total number of a distributor’s subscribers (e.g., basic subscribers, digital subscribers) whether or not they receive our programming multiplied by rates specified in the agreements (“consignment”). The agreements generally provide for annual contractual rate increases of a fixed percentage (i.e. 4%) or a fixed amount, or rate increases tied to annual increases in the consumer price index.
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (in millions, except as otherwise indicated):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2012 (1)	2011 (1)	‘12 vs ‘11	‘12 vs ‘11
Starz subscriptions:
Fixed-rate	13.0	11.3	1.7	15.0%
Consignment	8.2	8.3	(0.1)	(1.2)%
Total Starz subscriptions	21.2	19.6	1.6	8.2%
Encore subscriptions:
Fixed-rate	23.2	21.4	1.8	8.4%
Consignment	11.6	11.8	(0.2)	(1.7)%
Total Encore subscriptions	34.8	33.2	1.6	4.8%
Total subscriptions:
Fixed-rate	36.2	32.7	3.5	10.7%
Consignment	19.8	20.1	(0.3)	(1.5)%
Total subscriptions	56.0	52.8	3.2	6.1%
___________________
(1)    The December 31, 2011 period end subscriptions have been adjusted to reflect movements in 2012 of fixed rate to consignment subscriptions and vice versa. The December 31, 2012 and 2011 period end subscriptions have not been adjusted for any movement in 2013 from fixed rate to consignment subscription and vice versa.
Revenue from Starz Networks increased $6.9 million or 0.5% for the year ended December 31, 2012 as compared to the corresponding prior year. The Starz Networks’ growth in revenue for the year ended December 31, 2012 resulted from a $33.6 million increase due to higher effective rates from annual contractual rate increases for Starz Networks’ services offset by a $26.7 million decrease in volume. The decrease in volume was due primarily to the non-renewal of the Netflix agreement and a decrease in consignment subscriptions.
Revenue from Starz Distribution increased $9.7 million or 3.1% for the year ended December 31, 2012 as compared to the corresponding prior year. Such increase is primarily due to increased revenue from the Digital Media and Worldwide Distribution businesses which were offset by a decrease in revenue from the Home Video business. The Digital Media business experienced an increase in revenue from films released under the distribution agreement with Weinstein while Worldwide Distribution experienced an increase in revenue from distribution of our original programming. The Home Video business experienced a decrease in revenue from the Weinstein films released during the year ended December 31, 2012 as compared to the corresponding prior year. This decrease was partially offset by an increase in revenue from the distribution of our original series Spartacus and AMC Network’s original series The Walking Dead. Home video revenue was positively impacted in 2011 by the release of Weinstein’s The King’s Speech, which won four Academy Awards®, including Best Picture, Best Actor, Best Director and Best Original Screenplay.
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
Production and Acquisition
Production and acquisition costs primarily include the amortization of our investments in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original productions is included in programming costs and all remaining production and acquisition costs for original productions are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of our ultimate revenue for each original production. The amount of production and acquisition costs that we will incur for original productions is impacted by both the number of original productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant has an ownership interest (e.g., Weinstein, AMC Networks, producers or writers of our original programming, etc.).
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
Selling, General and Administrative
Selling, general and administrative expenses decreased $23.2 million or 9.7% for the year ended December 31, 2012 as compared to the corresponding prior year due primarily to a decrease in advertising and marketing for Starz Distribution and Starz Networks, partially offset by an increase in severance payments in 2012. Advertising and marketing for Starz Distribution was higher in 2011 primarily as a result of the home video release of The King’s Speech. Advertising and marketing for Starz Networks decreased for the year ended December 31, 2012 as compared to the corresponding prior year due to a lower number of original series premieres in 2012 than 2011.
Adjusted OIBDA
Adjusted OIBDA decreased $4.8 million or 1.1% for the year ended December 31, 2012 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks increased $19.7 million primarily as a result of lower advertising and marketing and higher revenue which was partially offset by higher programming costs. Adjusted OIBDA for Starz Distribution decreased $9.5 million due primarily to the impairments we recognized from the revisions to our ultimate revenue estimates. Inter-segment eliminations decreased $14.9 million, primarily as a result of fewer exhibitions of related party titles.
Stock Compensation
Stock compensation expense increased $12.9 million or 182.9% in 2012. On December 4, 2012, Old LMC effected an acceleration of each unvested in-the-money option to acquire shares of Old LMC’s Series A Liberty Capital Common

Stock (“LMCA”) by certain of its, and its subsidiaries’ officers, which included one of our executive officers. Following this acceleration, our executive officer exercised, on a net settled basis, all of this individual’s outstanding in-the-money vested and unvested options to acquire LMCA shares which resulted in a charge of $5.8 million. An increase in the number of options granted, and at a higher grant-date fair value than options previously granted, accounted for the remainder of the increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
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
Our effective tax rate for 2012 differs from the U.S. federal income tax rate of 35% as a result of changes in our valuation allowance for deferred taxes, state and local taxes and Starz Media’s election, effective April 1, 2012, to convert itself from a LLC treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. As a result of the conversion, we recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, we had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $101.3 million (as tax effected) is being carried forward and is recorded as a long term deferred tax asset. We do not believe that it is more likely than not that we would be able to generate any capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, we have recorded a full valuation allowance against this capital loss.
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
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2013, our cash and cash equivalents totaled $25.7 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated positive net cash provided by operating activities of $312.9 million, $292.1 million and $348.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our primary uses of cash are payments under our programming output and library agreements and production costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $399.9 million, $456.6 million and $554.3 million for years ended December 31, 2013, 2012 and 2011, respectively, and decreased primarily due to fewer first-run films in 2013 as compared to 2012 and 2011. Cash paid for original programming, home video and other content totaled $302.5 million, $270.1 million and $197.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and increased primarily due to the timing of payments under our distribution agreement with Weinstein. We plan to continue to increase our investments in original programming in future periods.
For the year ended December 31, 2013, restricted cash increased $30.1 million as compared to a decrease of $4.9 million for the year ended December 31, 2012 and an increase of $4.9 million during the year ended December 31, 2011. The increase in restricted cash represents proceeds from our distribution agreement with Weinstein. Payments made under our legacy long term incentive plan also negatively impacted net cash provided by operating activities in 2012. During 2013, we made cash payments of $3.2 million under our long term incentive plan as compared to cash payments of $33.4 million during 2012 and $7.7 million during 2011. All remaining amounts due under the legacy long term incentive plan were paid in the second quarter of 2013. In addition, the timing of tax payments made to Old LMC negatively impacted net cash provided by operating activities in 2012. During 2012, we made cash payments to Old LMC of $161.4 million for income taxes as compared to cash payments of $44.8 million for income taxes in 2011.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC (paid as follows: $100.0 million on July 10, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013), funded by a combination of cash on hand and $550.0 million of borrowings under our senior secured revolving credit facility.
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
As of December 31, 2013, Starz Entertainment had an outstanding loan receivable from Starz Media, which is an unrestricted subsidiary, totaling $17.7 million.
Additionally, we used $289.9 million of cash to buy back 11.5 million shares of common stock, including fees, under our share repurchase program for the year ended December 31, 2013. We have $110.4 million available under our share repurchase program as of December 31, 2013. On February 20, 2014, our board of directors authorized an additional $400.0 million (total of $800.0 million) to repurchase our common stock.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our senior secured revolving credit facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2014. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our cash commitments for investing and financing activities such as our long term debt obligations and capital expenditures from 2015 through 2018. As of December 31, 2013, we had $693.5 million of borrowing capacity available under our revolving credit facility.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We are required to make future payments under various contracts, including long-term output licensing agreements, affiliation agreements, debt agreements, lease agreements, deferred compensation plans and various other agreements. Information concerning the amount and timing of required payments related to our contractual obligations at December 31, 2013 is summarized below (these contractual obligations are grouped in the same manner as they are classified in the consolidated statements of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information).

	Payments due by period (in thousands)
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating activities:
Programming rights	$1,077,181	$412,536	$269,968	$188,269	$206,408
Affiliation agreements	33,678	26,156	6,946	576	—
Investment in films and television programs	112,997	112,997	—	—	—
Deferred compensation plans	2,523	630	1,893	—	—
Operating lease obligations	18,011	5,727	8,950	1,634	1,700
Purchase orders and other obligations	263,993	237,885	26,108	—	—
Interest related to total debt	281,330	47,984	93,770	74,377	65,199
Financing activities:
Repayments of total debt	1,059,485	4,943	317,359	11,872	725,311
Investing activities:
Purchases of property and equipment	1,747	1,747	—	—	—
Total	$2,850,945	$850,605	$724,994	$276,728	$998,618
Obligations for Operating Activities
We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021, subject to certain limitations. We have also entered into an exclusive long-term licensing agreement for theatrically released films from Disney through 2015. The agreement provides us with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to us under the agreement. The programming fees to be paid by us to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers. In addition to the amounts stated above in the table, we are also obligated to pay fees for films that have not yet been released in theaters. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters; however, such amounts are expected to be significant.
Obligations for Financing Activities
The senior secured revolving facility is due November 16, 2016 and the Senior Notes and the New Notes are due September 15, 2019. Effective January 11, 2013, in connection with the LMC Spin-Off, we distributed our Englewood, Colorado corporate office building and related building improvements to Old LMC (and Old LMC subsequently transferred such building and related improvements to LPH, a subsidiary of Old LMC) and leased back the use of such facilities from LPH. Under the terms of the agreement, we will lease the facilities for a term of 10 years, with an additional four successive five-year renewal terms at our option. We are obligated to pay LPH approximately $3.4 million in the initial year of the lease, with annual increases related to the change in the Consumer Price Index.
Guarantee Commitments
In January 2011, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by our Home Video and Digital Media businesses, of certain of Weinstein’s theatrical releases. Anchor Bay Entertainment recovers its advances through the distribution of DVDs and earns a fee. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.
Starz Entertainment is the guarantor on two noncancelable operating leases in which a subsidiary of Starz Media and Film Roman, respectively, are the tenant. The maximum potential amount payable under these guarantees is $9.0 million at December 31, 2013. Starz Entertainment does not currently expect to have to perform under these obligations. The leases expire in 2014 and 2016, respectively.

CRITICAL ACCOUNTING ESTIMATES
The following represents a discussion of our critical accounting estimates. For information regarding our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2013.
Program Rights
Programming costs are our most significant individual operating cost. Program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. We generally have rights to two or three separate windows under our pay-television output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated value of each window. We have allocated a substantial portion of the programming costs to the first window as first-run content is believed to have greater appeal to subscribers when it is newer and therefore deemed to have greater value to us in acquiring and retaining subscribers. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements.
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

Impairment of Goodwill
We test goodwill annually for impairment at December 31 or more frequently if indicators of potential impairment exist. Our goodwill balance resides entirely at our Starz Networks’ operating segment which is also a reporting unit. We first utilize a qualitative assessment for determining whether the first step of the goodwill impairment analysis was necessary. In evaluating goodwill on a qualitative basis, we considered whether there were any negative macroeconomic conditions, negative changes in our industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, the legal environment and how these factors might impact our performance in future periods. This qualitative assessment involves a significant amount of judgment on the part of management.
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
At December 31, 2013, our qualitative assessment indicated that step one of the goodwill impairment analysis was not necessary. At December 31, 2012, our qualitative assessment indicated that step one of the goodwill impairment analysis was necessary due to the LMC Spin-Off and the known future change in our net assets due to the remaining $1.2 billion of the $1.8 billion cash distribution we made to Old LMC on January 10, 2013. We utilized a valuation analysis which included a guideline public companies analysis and a discounted cash flow analysis, prepared by a third party, to perform step one, which indicated Starz Networks did not have an impairment at December 31, 2012. At December 31, 2011, our qualitative assessment indicated that step one of the goodwill impairment analysis was not necessary.
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
As of December 31, 2013, our debt is comprised of the following amounts (in thousands):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$306,500	1.99%	$752,985	5.14%
As noted above, our outstanding debt at December 31, 2013 was primarily fixed rate debt. We have borrowing capacity at December 31, 2013 of $693.5 million under our senior secured revolving credit facility at variable rates.

At December 31, 2013, the fair value of the Senior Notes and New Notes was $694.8 million. We believe the fair value of our remaining debt approximates its carrying value as of December 31, 2013 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of December 31, 2013, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
We assessed the design and effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).
Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effectively designed and operating effectively.
Our independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III.

The following required information is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2014:
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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form 8-A filed on June 12, 2013 (File No. 001-35294) (the “8-A”))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-35294))
4-Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Form of Specimen Certificate for shares of Series A common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the 8-A)
4.2	Form of Specimen Certificate for shares of Series B common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the 8-A)
4.3
Indenture dated as of September 13, 2012 among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Registration Statement on Form S-4 filed on October 23, 2012 (File No. 333-184551) (the “Starz, LLC S-4”))

10-Material Contracts:
10.1
Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (the “2011 Incentive Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 6, 2013 (File No. 001-35294) (the “10-Q”))

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the December 31, 2013 Annual Report on Form 10-K filed on February 27, 2013 (File No. 001-35294) (the Starz 10-K”))

10.3	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.4	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013) (incorporated by reference to Exhibit 10.3 of the 10-Q)
10.5	The Registrant’s Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4)
10.6
Non-Qualified Stock Option Agreement pursuant to the Starz Transitional Stock Adjustment Plan between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012 (File No. 001-35294))

10.7	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.8	Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the S-4)
10.9	Tax Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)
10.10	Services Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)
10.11	Facilities Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)
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

10.16	Employment Agreement, effective as of January 1, 2013, by and between Starz and and Christopher Albrecht (incorporated by reference to Exhibit 10.1 to the 10-Q)
10.17	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers (incorporated by reference to Exhibit 10.4 to the 10-Q)
10.18	Form of Notice to certain named executive officers regarding amendments to equity awards (incorporated by reference to Exhibit 10.5 to the 10-Q)

21.1	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: February 20, 2014		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: February 20, 2014		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory B Maffei
Gregory B. Maffei	Chairman of the Board and Director	February 20, 2014

/s/ Christopher P. Albrecht
Christopher P. Albrecht	Director and Chief Executive Officer	February 20, 2014

/s/ Irving L. Azoff
Irving L. Azoff	Director	February 20, 2014

/s/ Andrew T. Heller
Andrew T. Heller	Director	February 20, 2014

/s/ Susan M. Lyne
Susan M. Lyne	Director	February 20, 2014

/s/ Jeffrey F. Sagansky
Jeffrey F. Sagansky	Director	February 20, 2014

/s/ Daniel E. Sanchez
Daniel E. Sanchez	Director	February 20, 2014

/s/ Charles Y. Tanabe
Charles Y. Tanabe	Director	February 20, 2014

Robert S. Wiesenthal	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
AUDITED FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F‑2
Report of Independent Registered Public Accounting Firm	F‑3
Consolidated Balance Sheets as of December 31, 2013 and 2012	F‑4
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F‑5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	F‑6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F‑7
Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011	F‑8
Notes to Consolidated Financial Statements	F‑9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Starz:

We have audited Starz’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Starz’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Starz’s internal control over financial reporting based on our audit.

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

In our opinion, Starz maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Starz and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Starz:

We have audited the accompanying consolidated balance sheets of Starz and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starz and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 20, 2014

Starz and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except share and per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents (Note 13)	$25,747	$749,774
Restricted cash	30,077	—
Trade accounts receivable, net of allowances of $32,808 and $35,045 (Note 13)	247,131	241,415
Program rights	271,798	340,005
Deferred income taxes (Note 11)	527	990
Other current assets	63,845	44,727
Total current assets	639,125	1,376,911
Program rights	333,176	338,684
Investment in films and television programs, net (Note 4)	194,581	181,673
Property and equipment, net (Note 5)	95,650	96,280
Deferred income taxes (Note 11)	18,509	12,222
Goodwill (Note 13)	131,760	131,760
Other assets, net	37,197	38,520
Total assets	$1,449,998	$2,176,050

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 6)	$4,943	$4,134
Trade accounts payable	7,254	6,162
Accrued liabilities (Notes 7, 8 and 12)	297,826	256,062
Due to affiliates (Note 8)	—	39,519
Deferred revenue	16,571	24,574
Total current liabilities	326,594	330,451
Debt (Note 6)	1,054,542	535,671
Other liabilities (Note 12)	14,141	7,784
Total liabilities	1,395,277	873,906

Stockholders’ equity (Note 9):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 101,130,964 and 111,722,828 shares at December 31, 2013 and the LMC Spin-Off, respectively	1,011	—
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,875,737 and 9,882,238 shares at December 31, 2013 and the LMC Spin-Off, respectively	99	—
Additional paid-in capital	310,651	—
Accumulated other comprehensive loss, net of taxes	(4,322)	—
Accumulated deficit	(245,503)	—
Member’s interest	—	1,311,951
Total stockholders' equity	61,936	1,311,951
Noncontrolling interests in subsidiaries	(7,215)	(9,807)
Total equity	54,721	1,302,144
Commitments and contingencies (Note 12)
Total liabilities and equity	$1,449,998	$2,176,050

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except per share amounts)

	2013	2012	2011

Revenue:
Programming networks and other services	$1,481,046	$1,419,074	$1,372,141
Home video net sales	296,476	211,622	241,892
Total revenue	1,777,522	1,630,696	1,614,033

Costs and expenses:
Programming costs (including amortization) (Note 12)	632,255	661,157	651,249
Production and acquisition costs (including amortization) (Notes 4 and 8)	268,560	192,340	158,789
Home video cost of sales	71,154	63,880	62,440
Operating expenses	54,673	53,410	53,703
Selling, general and administrative (Notes 8 and 12)	273,937	215,077	238,264
Stock compensation (Note 10)	34,296	20,022	7,078
Depreciation and amortization	17,426	19,406	17,907
Total costs and expenses	1,352,301	1,225,292	1,189,430

Operating income	425,221	405,404	424,603

Other income (expense):
Interest expense, net of amounts capitalized (Note 6)	(44,994)	(25,688)	(5,012)
Other income (expense), net	8,953	3,023	(3,505)
Income from continuing operations before income taxes	389,180	382,739	416,086

Income tax expense (Note 11)	(139,380)	(130,465)	(172,189)

Income from continuing operations	249,800	252,274	243,897

Loss from discontinued operations (including loss on sale of $12,114 in 2011), net of income taxes (Note 3)	—	—	(7,486)

Net income	249,800	252,274	236,411

Net loss (income) attributable to noncontrolling interests	(2,461)	2,210	3,273

Net income attributable to stockholders / member	$247,339	$254,484	$239,684

Basic net income per common share (Note 13)	$2.13	$2.12	$2.00
Diluted net income per common share (Note 13)	$2.04	$2.12	$2.00
Weighted average number of common shares outstanding (Note 13):
Basic	115,925	119,996	119,996
Diluted	121,156	120,105	120,101

See accompanying notes to consolidated financial statements.
Starz and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011

Net income	$249,800	$252,274	$236,411

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments from continuing operations	92	(73)	(529)
Foreign currency translation adjustments from discontinued operations	—	—	(5,946)

Other comprehensive income (loss)	92	(73)	(6,475)

Comprehensive income	249,892	252,201	229,936

Comprehensive loss (income) attributable to noncontrolling interests	(2,363)	2,167	3,447

Comprehensive income attributable to stockholders / member	$247,529	$254,368	$233,383

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Operating activities:
Net income	$249,800	$252,274	$236,411
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—	7,486
Depreciation and amortization	17,426	19,406	17,907
Amortization of program rights	581,107	617,789	611,041
Program rights payments	(399,856)	(456,558)	(554,341)
Amortization of investment in films and television programs	212,392	141,553	126,102
Investment in films and television programs	(302,468)	(270,071)	(197,418)
Stock compensation	34,296	20,022	7,078
Payments of long term incentive plan	(3,195)	(33,410)	(7,696)
Deferred income taxes	8,358	(17,410)	37,023
Other non-cash items	5,727	4,533	11,014
Changes in assets and liabilities:
Current and other assets	(61,073)	(12,233)	(45,338)
Due to affiliates	(39,519)	(5,637)	89,271
Payables and other liabilities	9,900	31,819	9,433
Net cash provided by operating activities	312,895	292,077	347,973

Investing activities - purchases of property and equipment	(14,833)	(16,214)	(7,723)

Financing activities:
Borrowings of debt	1,197,000	500,000	505,000
Payments of debt	(721,632)	(504,029)	(59,170)
Debt issuance costs	(2,350)	(8,514)	(10,191)
Distributions to Old LMC	(1,200,000)	(600,000)	—
Repurchases of common stock	(289,864)	—	—
Distributions to Old LMC related to stock compensation	—	(4,689)	—
Minimum withholding of taxes related to stock compensation	(9,836)	(13,273)	—
Excess tax benefit from stock compensation	4,655	4,401	—
Contribution from noncontrolling owner of subsidiary	—	—	3,000
Settlement of derivative instruments	—	3	(2,863)
Restricted cash	—	—	8,226
Net cash provided by (used in) financing activities	(1,022,027)	(626,101)	444,002
Effect of exchange rate changes on cash and cash equivalents	(62)	125	(17)
Net increase (decrease) in cash and cash equivalents	(724,027)	(350,113)	784,235
Cash and cash equivalents:
Beginning of year	749,774	1,099,887	315,652
End of year	$25,747	$749,774	$1,099,887

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Member’s Interest	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$—	$—	$—	$—	$—	$—	$1,508,681	$500	$1,509,181
Net income (loss)	—	—	—	—	—	—	239,684	(3,273)	236,411
Other comprehensive loss	—	—	—	—	—	—	(6,301)	(174)	(6,475)
Contribution from Old LMC (Note 8)	—	—	—	—	—	—	36,617	—	36,617
Change in deferred tax assets due to sale of noncontrolling interest	—	—	—	—	—	—	(141,135)	—	(141,135)
Stock compensation	—	—	—	—	—	—	5,352	150	5,502
Contribution from noncontrolling owner of subsidiary	—	—	—	—	—	—	—	3,000	3,000
Allocate member’s interest in deficit to noncontrolling interest	—	—	—	—	—	—	8,586	(8,586)	—
Balance at December 31, 2011	—	—	—	—	—	—	1,651,484	(8,383)	1,643,101
Net income (loss)	—	—	—	—	—	—	254,484	(2,210)	252,274
Other comprehensive income (loss)	—	—	—	—	—	—	(116)	43	(73)
Distributions to Old LMC (Note 1)	—	—	—	—	—	—	(600,000)	—	(600,000)
Distributions to Old LMC related to stock compensation	—	—	—	—	—	—	(4,689)	—	(4,689)
Change in deferred tax assets due to sale of noncontrolling interest	—	—	—	—	—	—	(1,855)	(354)	(2,209)
Stock compensation	—	—	—	—	—	—	25,916	1,097	27,013
Minimum withholding of taxes related to stock compensation	—	—	—	—	—	—	(13,273)	—	(13,273)
Balance at December 31, 2012	—	—	—	—	—	—	1,311,951	(9,807)	1,302,144
The LMC Spin-Off (Note 1)	—	1,117	99	1,808,089	(4,512)	(492,842)	(1,311,951)	—	—
Distribution to Old LMC (Note 1)	—	—	—	(1,245,668)	—	—	—	—	(1,245,668)
Tax attributes related to the LMC Spin-Off (Notes 1 and 11)	—	—	—	11,545	—	—	—	—	11,545
Net income	—	—	—	—	—	247,339	—	2,461	249,800
Other comprehensive income (loss)	—	—	—	—	190	—	—	(98)	92
Stock compensation	—	9	—	31,641	—	—	—	203	31,853
Minimum withholding of taxes related to stock compensation	—	—	—	(9,836)	—	—	—	—	(9,836)
Excess tax benefit from stock compensation	—	—	—	4,655	—	—	—	—	4,655
Repurchases of common stock	—	(115)	—	(289,749)	—	—	—	—	(289,864)
Deemed distribution to noncontrolling interest	—	—	—	(26)	—	—	—	26	—
Balance at December 31, 2013	$—	$1,011	$99	$310,651	$(4,322)	$(245,503)	$—	$(7,215)	$54,721

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

LMC Spin-Off

In January 2013, Starz (formerly known as Liberty Media Corporation (“Old LMC”)) completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)) in a tax-free manner through the distribution, by means of a pro rata dividend, of shares of Liberty Media’s common stock to holders of Old LMC common stock. In this distribution, each holder of a share of Old LMC common stock received one share of the corresponding series of Liberty Media common stock. Following the LMC Spin-Off, Starz retained the businesses of its wholly-owned subsidiary, Starz, LLC, and all other businesses, assets and liabilities of Old LMC are included in Liberty Media. As a result, Liberty Spinco, Inc. became a separate public company on January 11, 2013. Unless the context otherwise requires, Old LMC is used when events or circumstances being described occurred prior to the LMC Spin-Off and Starz is used when events or circumstances being described occurred following the LMC Spin-Off and in the context of the historical financial information as discussed below.

    In accordance with U. S. generally accepted accounting principles (“GAAP”), Liberty Media was determined to be the accounting successor to Old LMC for financial reporting purposes following the LMC Spin-Off due to the relative significance of Liberty Media to Starz (which is the legal spinnor) and the continued involvement of Old LMC’s senior management with Liberty Media following the LMC Spin-Off. Accordingly, the historical financial statements of Old LMC prior to the LMC Spin-Off will continue to be the historical financial statements of Liberty Media and Starz’s historical financial information is deemed to be the financial information of Starz, LLC. The financial statements of Starz reflect Starz, LLC on a historical cost basis. Starz, LLC is the only directly owned subsidiary of Starz which in turn owns either directly or indirectly various operating subsidiaries. Starz is a holding company with no assets or liabilities of its own or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations, comprehensive income and cash flows of Starz and Starz, LLC are identical. As Starz’s common stock did not begin publicly trading until January 14, 2013 (following the LMC Spin-Off), Starz’s balance sheet as of December 31, 2012 does not reflect common stock and additional paid in capital, but shows member’s interest, identical to that of Starz, LLC.

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

•
Tax Sharing Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the allocation of taxes, tax benefits (including stock awards), tax items and tax-related losses between Starz and

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Liberty Media. In connection with the LMC Spin-Off, deferred tax assets of $157.4 million related to capital loss and foreign tax credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $157.4 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.5 million were allocated to Starz;

•
Services Agreement, dated as of January 11, 2013, by and between Starz and Liberty Media, which governs the provision by Liberty Media to Starz and by Starz to Liberty Media of specified services and benefits following the LMC Spin-Off. During the year ended December 31, 2013, Starz recognized $0.3 million of net expenses under the Services Agreement;

•
Facilities Sharing Agreement, dated as of January 11, 2013, by and between Starz and LPH, pursuant to which Starz shares office facilities with Liberty Media. During the year ended December 31, 2013, Starz recognized $0.3 million of expense for shared office space;

•
Two Aircraft Time Sharing Agreements, each dated as of January 11, 2013, by and between Starz and Liberty Media, which govern the lease for each of two aircraft from Liberty Media to Starz and the provision of fully qualified flight crew for all operations on a periodic, non-exclusive time sharing basis. The charges under the Two Aircraft Time Sharing Agreements during the year ended December 31, 2013 were not significant; and

•
Commercial Lease, dated as of January 11, 2013, by and between LPH, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment, LLC (“Starz Entertainment”), pursuant to which Starz, LLC leases its headquarters building that was distributed to Liberty Media in connection with the LMC Spin-Off from LPH for a period of ten years, with successive five year renewal periods at the option of Starz, LLC. Starz, LLC pays a monthly base rent of $0.3 million (subject to annual increases) under the lease agreement. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement.

Business

Starz’s business operations are conducted by its wholly-owned subsidiaries Starz, LLC, Starz Entertainment, LLC (“Starz Entertainment”), Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and its majority-owned (75%) subsidiary Starz Media Group, LLC (“Starz Media”). The Weinstein Company LLC (“Weinstein”) owns a 25% interest in Starz Media, which it acquired in 2011. Starz is managed by and organized around the following operating segments:

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

Starz Distribution

Starz Distribution includes Starz’s Home Video, Digital Media and Worldwide Distribution businesses.

Home Video

Starz, through its majority-owned subsidiary Anchor Bay Entertainment, LLC (“Anchor Bay Entertainment”), sells or rents DVDs (standard definition and Blu-ray™) under the Anchor Bay and Manga brands, in the U.S., Canada, the United Kingdom, Australia and other international territories to the extent it has rights to such content in international territories. Anchor Bay Entertainment develops and produces certain of its content and also acquires and licenses various titles from third parties. Certain of the titles produced or acquired by Anchor Bay Entertainment air on Starz Networks’ Starz and Encore networks. Anchor Bay Entertainment also distributes Starz Networks’ original programming content and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other distributors, including Wal-Mart, Target, Best Buy, Ingram Entertainment, Amazon, Netflix and Redbox.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Digital Media

Digital Media distributes digital and on-demand content for Starz’s owned content and content for which it has licensed digital ancillary rights in the U.S. and throughout the world to the extent it has rights to such content in international territories. Digital Media receives fees for such services from a wide array of partners and distributors. These range from traditional MVPDs, Internet/mobile distributors, game developers/publishers and consumer electronics companies. Digital Media also distributes Starz Networks’ original programming content and Weinstein’s titles.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Starz considers amortization of program rights, the development of ultimate revenue estimates (as defined below under “Investment in Films and Television Programs”) associated with released films, the assessment of investment in films and television programs for impairment, the fair value of goodwill and any related impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

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

Restricted Cash

Restricted cash includes amounts owed under the distribution agreement entered into with Weinstein (see Note 8).

Allowance for Trade Receivables

The allowance for trade receivables represents estimated losses which may result from the inability of customers to make required payments on trade accounts receivable and for sales returns. Allowances for sales returns are based on past experience and current trends that are expected to continue.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Program Rights

The cost of program rights for films and television programs exhibited by Starz Networks are generally amortized on a film-by-film basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Starz Networks generally has rights to two or three separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window with the majority of the cost allocated to the first window. Considerable management judgment is necessary to estimate the fair value of each window.

Investment in Films and Television Programs

Investment in films and television programs generally includes the cost of completed films, television programs and original productions which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films, television programs or original productions in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution rights (including cash advances paid to Weinstein for theatrical releases under the license agreement entered into with Weinstein – see Note 8), acquisition of story rights and the development of stories less amounts allocated to program rights for original productions, which have aired on the Starz linear channels, on-demand or on the Internet.

Starz allocates the cost of its original productions between the pay television window, which is considered the license fee, and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television window is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years for support and distribution equipment, 3 to 7 years for furniture, fixtures and other assets and 30 years for the corporate office building. See Note 1 for additional information regarding the distribution, and related lease-back, of the corporate office building with a subsidiary of Liberty Media.

Property and equipment is reviewed for impairment when an event or change in circumstances indicates that the asset may be impaired. If the carrying value of the asset is determined to not be recoverable and is greater than its fair value,

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Revenue Recognition

Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Payments to distributors for marketing support costs for which Starz does not receive a direct benefit are recorded as a reduction of the corresponding revenue. Certain sales incentives, including discounts and rebates, provided to distributors are accounted for as a reduction of revenue and are not significant.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Certain of Starz’s affiliation agreements require Starz to provide marketing support to the distributor based upon certain criteria as stipulated in the agreements. Marketing support includes cooperative advertising and marketing efforts between Starz and its distributors such as cross channel, direct mail and point of sale incentives. Marketing support is recorded as an expense and not a reduction of revenue when Starz has received a direct benefit and the fair value of such benefit is determinable.

Stock-Based Compensation

Starz measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

which the employee is required to provide service (usually the vesting period of the award). Starz measures the cost of employee services received in exchange for an award of liability instruments based on the current fair value of the award and re-measures the fair value of the award at each reporting date.

Income Taxes

Starz has applied the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which Starz operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if Starz believes it more likely than not that such net deferred tax assets will not be realized.

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

Foreign Currency Translation

The functional currency of Starz is the U.S. dollar. The functional currency of Starz’s foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the related statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is included as a component of accumulated other comprehensive loss in equity and the consolidated statements of comprehensive income.

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board amended the Accounting Standards Codification as summarized in Accounting Standards Update (“ASU”) 2013-11 Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that the deferred tax asset is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013. Starz does not believe that the amendment will have any significant impact on its consolidated financial statements.

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

The summarized statements of operations of Canada Co. for the years ended December 31, 2013, 2012 and 2011 included in discontinued operations in the consolidated statements of operations are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Revenue	$—	$—	$1,354
Operating expenses	—	—	(1,513)
Selling, general and administrative	—	—	(116)
Depreciation	—	—	(447)
Operating loss	—	—	(722)
Other expense	—	—	(61)
Loss before income taxes	—	—	(783)
Income tax benefit	—	—	1,500
Net income	$—	$—	$717

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 4 – Investment in Films and Television Programs, Net

Investment in films and television programs, net consists of the following (in thousands):

	December 31,
	2013	2012
Released film costs - theatrical, less amortization	$2,599	$3,650
Film costs – television and DVD:
Released, less amortization	44,173	44,101
Completed, but not released	89,978	343
In production	54,201	128,535
Development and pre-production	3,630	5,044
	$194,581	$181,673

Approximately 89% of the unamortized film costs (theatrical, television and DVD) for released films of $46.8 million at December 31, 2013 are expected to be amortized within three years. Approximately $80.5 million of the costs of Released and Completed, but not released films of $136.8 million at December 31, 2013 are expected to be amortized during the next twelve months.

As a result of changes in ultimate revenue estimates, Starz Distribution recognized impairments of investment in films and television programs totaling $2.6 million, $17.2 million and $12.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such impairments are included in production and acquisition costs in the consolidated statements of operations.

Note 5 - Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2013	2012
Building and support equipment	$96,224	$100,061
Distribution equipment	91,824	91,824
Furniture, fixtures and other	14,006	15,277
	202,054	207,162
Less accumulated depreciation	(106,404)	(110,882)
	$95,650	$96,280

The cost of satellite transponders under capital leases included in distribution equipment was $57.5 million as of December 31, 2013, and 2012. Accumulated depreciation for these transponders was $33.9 million and $30.2 million at December 31, 2013 and 2012, respectively. The cost of the headquarters building under capital leases included in building and support equipment was $44.8 million and none as of December 31, 2013, and 2012. Accumulated depreciation for the headquarters building was $1.5 million and none at December 31, 2013 and 2012, respectively. During 2012, Starz conducted a review of its fixed asset records and wrote-off $56.0 million of fully depreciated assets that were no longer in service.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 6 - Debt

Debt consists of the following (in thousands):

	December 31,
	2013	2012
Senior Secured Credit Facilities (a)	$306,500	$5,000
Senior Notes and New Notes, including premium of $3,013 and none (b)	678,013	500,000
Capital leases (c)	74,972	34,805
Total debt	1,059,485	539,805
Less current portion of debt	(4,943)	(4,134)
Debt	$1,054,542	$535,671

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement that provides a $1,000 million revolving credit facility, with a $50 million sub-limit for standby letters of credit, and $500.0 million of term loans (the “Senior Secured Credit Facilities”). At closing, Starz, LLC borrowed $500 million under the term loan facility and $5 million under the revolving credit facility. Net proceeds from the Senior Notes (as defined below in (b)) and cash on hand were used to repay and terminate the term loans in September 2012. Borrowings under the revolving credit facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The revolving credit facility is scheduled to mature on November 16, 2016. As of December 31, 2013, $693.5 million of borrowing capacity was available under the revolving credit facility.

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

As of December 31, 2013, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the Senior Secured Credit Facilities (dollars in thousands):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
December 2013 - January 2014	1.9150%	$21,000
December 2013 - January 2014	1.9179%	259,500
December 2013 - January 2014	1.9190%	15,000
December 2013 and forward	4.0000%	11,000
		$306,500

The Senior Secured Credit Facilities contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends or making certain distributions, investments and other restricted payments, liens, guarantees and investments. In addition, Starz, LLC must comply with certain financial covenants including a consolidated leverage ratio, as defined in the agreement. As of December 31, 2013, Starz, LLC is in compliance with all covenants under the Senior Secured Credit Facilities.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of senior notes, due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. Starz Finance Corp. is a wholly-owned

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the Senior Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The Senior Notes are guaranteed by Starz Entertainment. The net proceeds from the issuance of the Senior Notes and cash on hand were used to repay and terminate the $500.0 million term loan under our Senior Secured Credit Facilities. On February 14, 2013, Starz, LLC completed an exchange offer, exchanging the majority of the unregistered Senior Notes for new registered Senior Notes. The new registered Senior Notes are substantially identical to the original Senior Notes, except the new registered Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”), and the transfer restrictions and registration rights, and related special interest provisions applicable to the original Senior Notes will not apply to the new registered Senior Notes.

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

The Senior Notes and New Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of December 31, 2013, Starz, LLC was in compliance with all covenants under the Senior Notes and New Notes.

(c)
On January 11, 2013, Starz, LLC entered into the Commercial Lease with LPH for its headquarters building. The term of the lease is ten-years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have an imputed annual interest rates ranging from 5.5% to 7.0%.

Debt maturities for the next five years and thereafter are as follows (in thousands):

2014	$9,588
2015	9,588
2016	316,088
2017	9,588
2018	9,161
Thereafter	765,197
Total minimum payments	1,119,210
Less: amounts representing interest	(59,725)
Present value of debt payments	1,059,485
Less: current portion of debt obligations	(4,943)
Long-term portion of debt obligations	$1,054,542

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

At December 31, 2013, the fair value of the Senior Notes and New Notes was $694.8 million and was based upon quoted prices in active markets. Starz believes the fair value of the remaining debt approximates its carrying value as of December 31, 2013 due to its variable rate nature and Starz’s stable credit spread.

Amounts totaling $3.6 million, $2.2 million and $2.0 million in interest costs have been capitalized as investment in films and television programs during the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Royalties, residuals and participations	$81,443	$72,139
Participations payable to Weinstein	75,944	23,861
Program rights payable	32,153	57,125
Advertising and marketing	41,635	38,779
Payroll and related costs	28,716	23,657
Accrued compensation related to long term incentive plan	—	3,195
Other	37,935	37,306
	$297,826	$256,062

Approximately 85% of accrued royalties, residuals and participations of $81.4 million at December 31, 2013 are expected to be paid during the next twelve months.

Note 8 – Related Party Transactions

Related Party

On January 28, 2011, Starz, LLC sold a 25% interest in Starz Media to Weinstein. In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by the Home Video and Digital Media businesses, of certain of Weinstein’s theatrical releases. Starz recognized participation expense of $163.2 million, $60.8 million and $72.1 million, which is included in production and acquisition costs in the accompanying statement of operations, for Weinstein’s share of the net proceeds under the license agreement, for the years ended December 31, 2013, 2012 and 2011, respectively. Starz’s payable to Weinstein totaled $75.9 million and $23.9 million, which is included in accrued liabilities in the accompanying consolidated balance sheets, at December 31, 2013 and 2012, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.

Due to Affiliates

Prior to the LMC Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and participates in Starz’s plans following the LMC Spin-Off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and aggregated none, $12.5 million and $12.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts were invoiced by Old LMC on a monthly basis and were due upon receipt of the invoice by Starz, LLC. Amounts due to affiliate for such charges totaled none and $1.0 million as of December 31, 2013 and 2012, respectively.

Due to affiliates at December 31, 2013 and 2012 also includes none and $38.5 million respectively for amounts owed to Old LMC for income tax obligations.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Contributions from Affiliate

During the year ended December 31, 2011, Starz, LLC’s tax liability to Old LMC was reduced by $36.6 million due to the overpayment of 2010 tax sharing obligations which were treated as a distribution to affiliate in 2010. Such reduction is reflected as a contribution from affiliate in the accompanying consolidated statement of equity.

Note 9 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of December 31, 2013, no shares of preferred stock were issued.

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

As of December 31, 2013, there were 18.8 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock (formerly the Series C Liberty Capital common stock) authorized for issuance.

Purchases of Common Stock

Shares of Series A common stock are subject to repurchase pursuant to a share repurchase program. Repurchased shares are retired and returned to the status of authorized and available for issuance. During the year ended December 31, 2013, Starz repurchased 11.5 million shares of Series A common stock for aggregate consideration, including fees, of $289.9 million. Starz has $110.4 million available under its share repurchase program as of December 31, 2013. On February 20, 2014, the Starz board of directors authorized an additional $400.0 million (total of $800.0 million) to repurchase Starz common stock.

Note 10 – Stock Compensation and Long Term Incentive Plan

Stock Options – Prior to the LMC Spin-Off, Old LMC granted, and Starz has since granted to certain of its directors and employees, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to Old LMC incentive plans, which are now the Starz incentive plans. Pursuant to the Starz 2011 Incentive Plan, a committee of the Starz Board of Directors may grant stock options, stock appreciation rights and restricted stock units made in respect of a maximum of 23.8 million shares of Starz common stock. Stock options generally vest over 4 years and have a term of 7-10 years. Restricted shares generally vest over 1-4 years. Starz issues new shares upon exercise of equity awards. Pursuant to the Starz 2011 Nonemployee Director Incentive Plan, the Starz Board of Directors has the power and authority to grant eligible nonemployee directors stock options, stock appreciation rights and restricted stock units made in respect of a maximum of 1.4 million shares of Starz common stock.

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Starz recognized $34.3 million, $20.0 million (including $5.8 million of expense related to the Exchange) and $6.9 million during the years ended December 31, 2013, 2012 and 2011, respectively of compensation expense related to vested stock options and restricted stock. As of December 31, 2013, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $81.7 million. Such amount will be recognized in Starz’s consolidated statements of operations over a weighted average period of 2.94 years.

The historical awards granted in 2013, 2012 and 2011 are summarized as follows:

	Options Granted	Weighted Average Grant-Date Fair Value
2013 Awards:
Stock options - Starz	7,443,494	$7.84
Restricted stock - Starz	574,548	$22.85
2012 Awards:
Stock options - LMCA	688,000	$40.12
Stock options - LMCA issued in the Exchange	482,535	$42.36
Restricted stock - LMCA	58,110	$105.56
2011 Awards:
Stock options - LMCA	100,000	$32.60
Stock options - Series A Liberty Starz Common Stock	496,000	$21.36
Restricted stock - Series A Liberty Starz Common Stock	11,655	$77.52

Starz calculates the grant-date fair value for the stock options using the Black-Scholes Model. The expected term for the majority of the grants was based upon Old LMC’s historical exercise and forfeiture data. The remaining grants expected term was estimated using a simplified method as Starz does not have the proper amount of historical exercise or forfeiture data due to the LMC Spin-Off in January 2013. The majority of the grants’ expected volatility used in the

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

calculation for the awards is based on the historical volatility of Old LMC’s LMCA, Starz and Capital tracking stocks and the implied volatility of LMC’s publicly traded options. Because of the lack of historical volatility equal to the expected term due to the LMC Spin-Off in January 2013, the remaining grants’ expected volatility was calculated using comparable peer company historical and implied volatility. Starz uses a zero dividend rate as Starz has not historically declared dividends and uses risk-free rates which are derived from U.S. Treasury Bonds with a term similar to that of the subject options. The assumptions used are as follows:

	2013	2012	2011
Expected term	4.6 to 6.9	4.5 to 7.08	4.4
Expected volatility	35.9% to 41.4%	37.5% to 54.2%	31.9% to 54.2%
Risk-free rate of return	0.7% to 1.4%	0.5% to 1.0%	0.7% to 1.9%

The following table presents the number and weighted-average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2012	1,615,711	$93.14
LMC Spin-Off adjustment to existing stock options	7,589,815	*
LMC Spin-Off adjustment for Liberty Media employees	3,527,791	$12.78
Granted	7,443,494	$20.54
Exercised	(1,138,030)	$11.24
Forfeited	(273,644)	$11.10
Expired/cancelled	—	$—
Outstanding at December 31, 2013	18,765,137	$15.41

Exercisable at December 31, 2013	6,153,111	$12.79

* The adjustment to the existing stock options from the LMC Spin-Off increased the number of existing stock options and reduced the WAEP. After giving effect to the LMC Spin-Off, the WAEP for the existing stock options was $11.62.

At December 31, 2013 the weighted-average remaining contractual term of the outstanding options is 6.1 years and the exercisable options is 4.9 years. At December 31, 2013, the aggregate intrinsic value of the outstanding options is $259.6 million, the aggregate intrinsic value of the options exercised is $16.1 million and the aggregate intrinsic value of the exercisable options is $101.2 million.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2012*	109,023	$95.48
LMC Spin-Off adjustment for Liberty Media employees	1,499,906	$12.40
Granted	574,548	$22.85
Vested	(736,815)	$11.91
Forfeited	(7,753)	$16.28
Outstanding at December 31, 2013	1,438,909	$16.52

* In connection with the LMC Spin-Off, approximately 12% of the original grant-date fair value was allocated to the Starz restricted shares.

The grant date fair value is based upon the market value of the shares on the date of grant.

Long Term Incentive Plan - Starz granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vested over a period of four years and were fully vested as of June 30, 2011. All remaining amounts due under the 2006 LTIP were paid in the second quarter of 2013. Starz recognized none, none and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, of compensation expense related to the 2006 LTIP. During the years ended December 31, 2013, 2012 and 2011, Starz made payments of $3.2 million, $33.4 million and $7.7 million, respectively, to certain Plan Participants under the 2006 LTIP.

Note 11 - Income Taxes

Starz is a holding company with no assets, liabilities or operations other than those of Starz, LLC. Starz, LLC is a single-member limited liability company (“LLC”), which is treated as a disregarded entity for U.S. federal income tax purposes and is included in Old LMC’s consolidated federal and state income tax returns prior to the LMC Spin-Off. Subsequent to the LMC Spin-Off, Starz will file its own U.S. federal and state income tax returns.

Effective April, 1 2012, Starz Media filed an election to convert itself from a LLC treated as a corporation to a partnership for federal and state income tax purposes. As such, it is treated as a flow-through entity for U.S. federal income tax purposes and is included in Old LMC’s/Starz’s consolidated federal and state income tax returns based on Old LMC’s/Starz’s ownership interest (i.e. 75%).

Income tax expense consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$119,220	$141,537	$122,505
State and local	9,253	4,580	10,018
Foreign	2,549	1,758	2,643
	131,022	147,875	135,166
Deferred:
Federal	530	(21,782)	34,423
State and local	7,828	4,372	2,600
	8,358	(17,410)	37,023
Income tax expense	$139,380	$130,465	$172,189

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Computed expected tax expense	$136,213	$133,959	$145,630
State and local income taxes, net of federal income taxes	11,512	10,162	8,000
Foreign taxes, net of foreign tax credit	854	832	1,024
Noncontrolling interest - partnership investment	(871)	1,297	—
Change in valuation allowance affecting tax expense	3,061	76,933	(223,992)
Deduction for qualified production activity	(12,602)	—	—
Taxable liquidation of subsidiary	—	(101,299)	—
Change in subsidiary tax status	791	9,018	—
Expiration of capital loss	—	—	241,934
Other, net	422	(437)	(407)
Income tax expense	$139,380	$130,465	$172,189

Internal Revenue Code Section 199 ("Section 199") allows U.S. taxpayers a deduction for qualified domestic production activities.  Generally, the deduction is equal to 9 percent of the net income from such activities (subject to certain limitations).  During 2013, Starz completed an analysis of its programming packages, and based on this analysis concluded that its 2013 programming packages met the qualified production activity criteria of Section 199.  As a result, Starz recorded a tax benefit of $12.6 million for the year ended December 31, 2013.

As a result of the Starz Media conversion during 2012, Starz, LLC recognized a capital loss on the deemed liquidation of Starz Media. Based on the relevant accounting literature, Starz, LLC had not previously recorded a benefit for the tax basis in the stock of Starz Media. The capital loss of $101.3 million (as tax effected) was carried forward and was recorded as a long term deferred tax asset. Starz, LLC did not believe that it was more likely than not that it would be able to generate any capital gains to utilize any of this capital loss carryforward as a stand-alone taxpayer and as such, recorded a full valuation allowance against this capital loss.

In addition, under current U.S. federal and state tax law, LLCs treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to be treated as a partnership for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media's deductible temporary differences of $16.1 million and the reversal of a valuation allowance offsetting these deferred tax assets of $16.1 million. Also, a deferred tax asset of $7.1 million was recorded for the difference between the book basis and the tax basis of Starz, LLC's investment in Starz Media as of April 1, 2012.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Tax loss and credit carryforwards	$7,133	$155,861
Accrued stock compensation	12,566	5,575
Investments	34,227	25,516
Intangible assets	—	1,163
Other future deductible amounts	102	7,767
Deferred tax assets	54,028	195,882
Valuation allowance	(1,480)	(155,861)
Deferred tax assets, net	52,548	40,021

Deferred tax liabilities:
Property and equipment	(15,989)	(18,807)
Intangible assets	(9,287)	—
Program rights	(7,038)	(7,282)
Other future taxable amounts	(1,198)	(720)
Deferred tax liabilities	(33,512)	(26,809)

Net deferred tax assets	$19,036	$13,212

In connection with the LMC Spin-Off, deferred tax assets of $157.4 million related to capital loss and foreign tax credit carryforwards were allocated to Liberty Media along with their corresponding valuation allowances of $157.4 million. In addition, state net operating losses, foreign tax credit carryforwards and other attributes of $11.5 million were allocated to Starz.

In April 2013, the Internal Revenue Service (“IRS”) completed its review of the LMC Spin-Off and notified Starz that it agreed with the nontaxable characterization of the transaction. In February 2014, the IRS and Starz entered into a closing agreement, which provides that the LMC Spin-off has qualified for tax-free treatment to Starz and Liberty Media.

Note 12 - Commitments and Contingencies

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The unpaid balance for film rights related to films that were available at December 31, 2013 is reflected in accrued liabilities and in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2013, such liabilities aggregated approximately $40.8 million and are payable as follows: $32.2 million in 2014 and $8.6 million in 2015.

Under the agreements with Sony and Disney, Starz is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition by Starz until some future date. The estimated amounts payable under Starz’s programming license agreements, including the Sony and Disney agreements, which have not been accrued as of December 31, 2013, are as follows: $380.4 million in 2014; $159.7 million in 2015; $101.7 million in 2016; $96.6 million in 2017, $91.7 million in 2018 and $206.4 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters; however, such amounts are expected to be significant.

Total amortization of program rights was $581.1 million, $617.8 million and $611.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in programming costs in the accompanying consolidated statements of operations.

Operating Leases

Starz leases office facilities, back-up transponder capacity, and certain other equipment under operating lease arrangements. Rental expense under such arrangements amounted to $7.1 million, $7.1 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations.

The future minimum payments under noncancelable operating leases, net of subleases, at December 31, 2013 are as follows (in thousands):

2014	$5,727
2015	5,144
2016	3,806
2017	832
2018	802
Thereafter	1,700
$18,011

Foreign Currency Hedge Contracts

Starz has entered into foreign currency hedge contracts to manage its foreign currency risk in connection with certain original programming series produced in South Africa. Starz has committed to pay US$11.3 million for ZAR117.8 million during 2014.

Guarantees

Canada Co. entered into an agreement with the Ontario government whereby Canada Co. is eligible to receive funds under the Canadian Next Generation of Jobs Fund Grant (“NGOJF”) through the termination date of March 31, 2014. The maximum amount of the grant available and the guarantee was $23.1 million. Starz Entertainment entered into a guarantee for any amounts owed to the Ontario government under the grant if Canada Co. did not meet its obligations. The Ontario government released Starz Entertainment from the NGOJF guarantee in December 2013 due to completion of the project in September 2013. As a result of this release, Starz recognized income of $8.8 million in other income (expense), net during the year ended December 31, 2013, for amounts accrued in prior years under the guarantee. As discussed in Note 3, Starz sold its controlling interest in Canada Co. on March 3, 2011.

Starz Entertainment is the guarantor on two noncancelable operating leases in which an affiliate within each of the Starz Distribution and Starz Animation businesses is the tenant.  The maximum potential amount payable under these

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

guarantees is $9.0 million at December 31, 2013.  Starz Entertainment does not currently expect to have to perform under these obligations.  The leases expire in 2014 and 2016.

Legal Proceedings

On May 3, 2011, Starz Entertainment filed a lawsuit against DISH Network L.L.C. (“DISH”) in Douglas County, Colorado District Court, 18th Judicial District, alleging that DISH breached its affiliation agreement with Starz Entertainment by providing a free preview for one year of eight of the Starz and Encore channels to a substantial number of DISH customers without Starz Entertainment’s written approval. On May 2, 2011, Disney Enterprises, Inc. filed a lawsuit against DISH in connection with the same free preview in U.S. District Court for the Southern District of New York, seeking damages for copyright infringement. In addition, on July 19, 2011, FX Networks filed a separate lawsuit against DISH and Starz Entertainment in connection with the same free preview in Los Angeles County, California Superior Court, seeking damages for tortious interference with its contracts for studio movie content. DISH filed a counterclaim against Starz Entertainment in the first lawsuit, seeking indemnification from Starz Entertainment against Disney Enterprises, Inc. in the second lawsuit and against FX Networks in the third lawsuit. In April 2013, Starz Entertainment and DISH entered into a confidential settlement agreement with respect to the first lawsuit. In addition, in June 2013, Starz Entertainment and FX Networks entered into a confidential settlement agreement with respect to FX Networks’ claim against Starz Entertainment in the third lawsuit. The remainder of FX Networks’ claims against DISH in the third lawsuit are set for trial in June 2014. The resolution of these matters and its potential impact on Starz is uncertain at this time.

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

Note 13 – Other Information

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in thousands):

	Years ended December 31,
	2013	2012	2011
Cash paid for interest, net of amounts capitalized	$43,387	$11,624	$2,679
Cash paid for income taxes	$184,432	$161,404	$44,793
Change in deferred tax assets due to sale of noncontrolling interest	$—	$2,209	$141,135
Retirement of fully depreciated assets	$—	$55,970	$1,699
Distribution of corporate office building to Old LMC	$45,668	$—	$—
Capital lease related to Commercial Lease with LPH	$44,800	$—	$—
Tax attributes related to LMC Spin-Off	$11,545	$—	$—

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Starz’s assets measured at fair value are as follows (in thousands):

	Fair Value Measurements at December 31, 2013				Fair Value Measurements at December 31, 2012
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$—	—	—	—	$662,681	662,681	—	—

Starz, from time to time, invests its cash equivalents in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper. Such amounts are included in cash and cash equivalents in the consolidated balance sheet.
Allowance for Trade Receivables
The following table presents the changes in the allowance for trade receivables.

Description	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts	Deductions(2)	Balance at end of period
Year ended December 31, 2013:
Reserves:
Allowance for doubtful accounts	$266	$769	$—	$6	$1,041
Allowance for sales returns	34,779	141,338	—	(144,350)	31,767
Total	$35,045	$142,107	$—	$(144,344)	$32,808
Year ended December 31, 2012:
Reserves:
Allowance for doubtful accounts	$2,173	$(623)	$—	$(1,284)	$266
Allowance for sales returns	36,162	83,214	—	(84,597)	34,779
Total	$38,335	$82,591	$—	$(85,881)	$35,045
Year ended December 31, 2011:
Reserves:
Allowance for doubtful accounts	$3,723	$426	$—	$(1,976)	$2,173
Allowance for sales returns	26,967	101,628	—	(92,433)	36,162
Total	$30,690	$102,054	$—	$(94,409)	$38,335

(1)	Charges for doubtful accounts are included in selling, general and administrative expense and charges for sales returns are recorded against revenue.

(2)	Actual video returns, uncollectible accounts written off and foreign currency exchange rate changes.
Condensed Financial Information of Registrant

The restricted net assets of Starz exceeds 25% of its consolidated net assets due to the restrictions under the Senior Notes, New Notes and Senior Secured Credit Facilities. As previously noted, Starz is a holding company with no assets or liabilities of its own or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations,

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

comprehensive income and cash flows of Starz and Starz, LLC are identical. As such, the condensed financial information is not presented as it is not meaningful.
Net Income Attributable to Common Stockholders

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. For presentation purposes, the basic weighted average number of common shares reflected as outstanding for all periods prior to the LMC Spin-Off (including for the year ended December 31, 2012 and 2011) represents the shares outstanding as of January 14, 2013, excluding unvested outstanding restricted shares as of any applicable date. The diluted weighted average number of common shares reflected as outstanding for the year ended December 31, 2012 and 2011 includes the unvested outstanding restricted shares and any dilutive shares actually held by Starz employees as of December 31, 2012 and 2011, and excludes restricted shares and stock options issued to others in the LMC Spin-Off (which are included, if dilutive, in periods subsequent to the LMC Spin-Off).
The following is a reconciliation between basic and diluted weighted average shares outstanding for the year ended December 31, 2013 and reflected as outstanding for the years ended December 31, 2012 and 2011 (in thousands):

	2013	2012	2011

Basic weighted average shares outstanding	115,925	119,996	119,996
Effect of dilution:
Stock options	3,792	—	7
Restricted shares	1,439	109	98
Diluted weighted average shares outstanding	121,156	120,105	120,101
For the year ended December 31, 2011, the basic net income per common share from continuing operations was $2.06 and the basic loss per common share from discontinued operations was $0.06. For the year ended December 31, 2011, the diluted net income per common share from continuing operations was $2.06 and the diluted net loss per common share from discontinued operations was $0.06.
For the years ended December 31, 2013, 2012 and 2011, approximately none, 2.9 million, and 3.2 million shares (as adjusted for the LMC Spin-Off), respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Goodwill

There were no changes in the carrying amount of goodwill, all of which relates to Starz Networks, during the years ended December 31, 2013 and 2012. As of December 31, 2013, the accumulated impairment loss was $1,722.1 million, of which $1,396.7 million relates to Starz Networks, $322.2 million to Starz Distribution and $3.2 million to Starz Animation.

Advertising and Marketing

Starz’s total advertising costs were $113.5 million, $80.6 million and $109.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total marketing costs were $35.0 million, $25.1 million and $23.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Foreign Currency Translation

The balances of accumulated foreign currency translation adjustments, net of income taxes, included in the consolidated statements of equity were $(4.3) million and ($4.5) million as of December 31, 2013 and 2012, respectively, and represented the total amount of accumulated other comprehensive loss as of each date.

Major Customers and Suppliers

Two Starz Networks’ distributors accounted for 21% and 13% of Starz’s total revenue for the year ended December 31, 2013. Two Starz Networks’ distributors accounted for 22% and 15% of Starz’s total revenue for the year ended December 31, 2012. Two Starz Networks’ distributors accounted for 21% and 15% of Starz’s total revenue for the year ended December 31, 2011. There were no other distributors or other customers that accounted for more than 10% of revenue in any year. These two distributors accounted for 40% and 42% of trade accounts receivable as of December 31, 2013 and 2012, respectively. Services are provided to these distributors pursuant to affiliation agreements with varying terms.

As discussed in Note 12, Starz has entered into agreements to license theatrically released films for our premium movie networks from studios owned by Sony (through 2021) and Disney (through 2015). Films are available to Starz for exhibition generally 8-13 months after their theatrical release.

In July 2010, Anchor Bay Entertainment outsourced substantially all of its home video distribution services, including DVD manufacturing and distribution to Twentieth Century Fox Home Entertainment LLC. The term of the distribution agreement is from July 1, 2010 through June 30, 2020.

Foreign Operations

Revenue generated outside of the U.S. represented 5%, 5% and 4% of consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively.  Net long-lived assets outside the U.S. were less than 1% as of December 31, 2013 and 2012, respectively.

Note 14 – Information about Operating Segments

Starz is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses. Starz’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments’ performance and make decisions about allocating resources among the operating segments. Starz believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Starz generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

Performance Measures (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
Starz Networks	$1,297,688	$1,276,815	$1,269,924
Starz Distribution	449,539	320,671	310,927
Starz Animation	32,450	42,436	45,273
Inter-segment eliminations	(2,155)	(9,226)	(12,091)
Total Revenue	$1,777,522	$1,630,696	$1,614,033

Adjusted OIBDA:
Starz Networks	$456,163	$447,368	$427,689
Starz Distribution	24,039	(4,926)	4,567
Starz Animation	(2,598)	(932)	(850)
Inter-segment eliminations	(661)	3,322	18,182
Total Adjusted OIBDA	$476,943	$444,832	$449,588

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Other Information (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cash paid for investment in films and television programs:
Starz Networks	$125,160	$161,117	$129,799
Starz Distribution	177,308	108,954	67,619
Starz Animation	—	—	—
Inter-segment eliminations	—	—	—
Total cash paid for investment in films and television programs	$302,468	$270,071	$197,418

	December 31,
	2013	2012
Total assets:
Starz Networks	$1,197,744	$2,066,961
Starz Distribution	188,842	118,134
Starz Animation	2,778	3,225
Other unallocated assets (primarily cash, deferred taxes and other assets, including income tax receivables and the Commercial Lease with LPH)	99,155	33,850
Inter-segment eliminations	(38,521)	(46,120)
Total assets	$1,449,998	$2,176,050

The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Consolidated Adjusted OIBDA	$476,943	$444,832	$449,588
Stock compensation	(34,296)	(20,022)	(7,078)
Depreciation and amortization	(17,426)	(19,406)	(17,907)
Interest expense, net of amounts capitalized	(44,994)	(25,688)	(5,012)
Other income (expense), net	8,953	3,023	(3,505)
Income from continuing operations before income taxes	$389,180	$382,739	$416,086

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 15 – Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2013:
Revenue	$399,317	$517,421	$446,053	$414,731
Operating income	$104,860	$116,096	$100,756	$103,509
Net income	$58,203	$66,035	$53,086	$72,476
Net income attributable to stockholders	$57,865	$63,887	$52,244	$73,343
Basic net income per common share	$0.48	$0.54	$0.46	$0.66
Diluted net income per common share	$0.47	$0.52	$0.43	$0.62

2012:
Revenue	$404,964	$402,562	$400,970	$422,200
Operating income	$120,003	$100,271	$99,508	$85,622
Net income	$79,195	$69,608	$55,282	$48,189
Net income attributable to member	$77,782	$68,725	$56,424	$51,553
Basic net income per common share	$0.65	$0.57	$0.47	$0.43
Diluted net income per common share	$0.65	$0.57	$0.47	$0.43

As previously discussed in Note 12, the Ontario government released Starz Entertainment from the NGOJF guarantee in December 2013 due to completion of the project in September 2013. During the 4th quarter of 2013, Starz recognized income in other income (expense), net of $11.1 million as a result of this release.

As discussed in Note 4 – Investment in Films and Television Programs, Net, due to changes in ultimate revenue estimates, Starz Distribution recognized impairments of investment in films and television programs totaling $2.6 million and $17.2 million for the years ended December 31, 2013 and 2012, respectively, all of which were recognized in the 4th quarter of each year.

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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Registration Statement on Form 8-A filed on June 12, 2013 (File No. 001-35294) (the “8-A”))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2013 (File No. 001-35294))
4-Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Form of Specimen Certificate for shares of Series A common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the 8-A)
4.2	Form of Specimen Certificate for shares of Series B common stock, par value $0.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the 8-A)
4.3
Indenture dated as of September 13, 2012 among Starz, LLC and Starz Finance Corp. as issuers, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Registration Statement on Form S-4 filed on October 23, 2012 (File No. 333-184551) (the “Starz, LLC S-4”))

10-Material Contracts:
10.1
Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (the “2011 Incentive Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 6, 2013 (File No. 001-35294) (the “10-Q”))

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the December 31, 2013 Annual Report on Form 10-K filed on February 27, 2013 (File No. 001-35294) (the Starz 10-K”))

10.3	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.4	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013) (incorporated by reference to Exhibit 10.3 of the 10-Q)
10.5	The Registrant’s Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4)
10.6
Non-Qualified Stock Option Agreement pursuant to the Starz Transitional Stock Adjustment Plan between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012 (File No. 001-35294))

10.7	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.8	Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the S-4)
10.9	Tax Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)
10.10	Services Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)
10.11	Facilities Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)
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

E-2

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

10.16	Employment Agreement, effective as of January 1, 2013, by and between Starz and and Christopher Albrecht (incorporated by reference to Exhibit 10.1 to the 10-Q)
10.17	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers (incorporated by reference to Exhibit 10.4 to the 10-Q)
10.18	Form of Notice to certain named executive officers regarding amendments to equity awards (incorporated by reference to Exhibit 10.5 to the 10-Q)

21.1	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**

_____________________

*	Filed herewith.

**	Furnished herewith.

E-1