Form 10-Q
period 2014-03-31
Starz
filed 2014-05-01
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ____ No__X__
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of March 31, 2014 was:

Series A	Series B
99,229,135	9,872,737

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$17.9	$25.7
Restricted cash	32.7	30.1
Trade accounts receivable, net of allowances of $32.1 and $32.8	259.9	247.1
Program rights, net	369.3	271.8
Deferred income taxes	0.5	0.5
Other current assets	45.2	63.8
Total current assets	725.5	639.0
Program rights	361.9	333.2
Investment in films and television programs, net	187.3	194.6
Property and equipment, net of accumulated depreciation of $110.7 and $106.4	92.7	95.7
Deferred income taxes	20.6	18.5
Goodwill	131.8	131.8
Other assets, net	40.1	37.2
Total assets	$1,559.9	$1,450.0

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.0	$4.9
Trade accounts payable	7.8	7.3
Accrued liabilities (Notes 5, 7 and 8)	375.8	297.8
Deferred revenue	22.1	16.6
Total current liabilities	410.7	326.6
Debt (Note 2)	1,073.1	1,054.5
Other liabilities (Note 7)	12.8	14.2
Total liabilities	1,496.6	1,395.3
Stockholders' equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 99,229,135 and 101,130,964 shares at March 31, 2014 and December 31, 2013, respectively	1.0	1.0
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,872,737 and 9,875,737 shares at March 31, 2014 and December 31, 2013, respectively	0.1	0.1
Additional paid-in capital	252.6	310.6
Accumulated other comprehensive loss, net of taxes	(4.5)	(4.3)
Accumulated deficit	(180.6)	(245.5)
Total stockholders' equity	68.6	61.9
Noncontrolling interests in subsidiaries	(5.3)	(7.2)
Total equity	63.3	54.7
Commitments and contingencies (Note 7)
Total liabilities and equity	$1,559.9	$1,450.0
See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Programming networks and other services	$363.3	$349.5
Home video net sales	56.7	49.8
Total revenue	420.0	399.3

Costs and expenses:
Programming (including amortization) (Note 7)	156.2	146.0
Production and acquisition (including amortization) (Note 5)	40.9	39.8
Home video cost of sales	13.0	15.1
Operating	14.0	12.7
Selling, general and administrative	69.7	69.2
Stock compensation (Note 4)	7.8	7.3
Depreciation and amortization	4.9	4.4
Total costs and expenses	306.5	294.5

Operating income	113.5	104.8

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.5)	(10.2)
Other income (expense), net	0.5	(1.5)
Income before income taxes	102.5	93.1

Income tax expense (Note 6)	(35.7)	(34.9)

Net income	66.8	58.2

Net income attributable to noncontrolling interests	(1.9)	(0.3)

Net income attributable to stockholders	$64.9	$57.9

Basic net income per common share (Note 8)	$0.60	$0.48
Diluted net income per common share (Note 8)	$0.56	$0.47
Weighted average number of common shares outstanding (Note 8):
Basic	108.2	119.9
Diluted	115.0	124.3

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013

Net income	$66.8	$58.2

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	(0.2)	0.1

Comprehensive income	66.6	58.3

Comprehensive income attributable to noncontrolling interests	(1.9)	(0.3)

Comprehensive income attributable to stockholders	$64.7	$58.0

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$66.8	$58.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.9	4.4
Amortization of program rights	146.3	135.5
Program rights payments	(112.6)	(109.2)
Amortization of investment in films and television programs	36.2	27.4
Investment in films and television programs	(79.5)	(53.6)
Stock compensation	7.8	7.3
Payments of long term incentive plan	—	(2.4)
Deferred income taxes	(2.1)	17.9
Other non-cash items	0.9	(2.6)
Changes in assets and liabilities:
Current and other assets	(1.5)	(32.3)
Due to affiliate	—	(39.5)
Payables and other liabilities	(25.9)	55.6
Net cash provided by operating activities	41.3	66.7

Investing activities – purchases of property and equipment	(1.3)	(0.7)

Financing activities:
Borrowings of debt	84.0	923.5
Payments of debt	(65.2)	(516.1)
Debt issuance costs	—	(2.1)
Exercise of stock options	0.7	—
Minimum withholding of taxes related to stock compensation	(5.7)	(0.7)
Excess tax benefit from stock compensation	4.4	0.4
Repurchases of common stock	(66.0)	(2.9)
Distributions to Old LMC	—	(1,200.0)
Net cash used in financing activities	(47.8)	(797.9)

Net decrease in cash and cash equivalents	(7.8)	(731.9)
Cash and cash equivalents:
Beginning of period	25.7	749.8
End of period	$17.9	$17.9

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2014
(Unaudited)
(in millions)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	$1.0	$0.1	$310.6	$(4.3)	$(245.5)	$(7.2)	$54.7
Net income	—	—	—	—	—	64.9	1.9	66.8
Other comprehensive loss	—	—	—	—	(0.2)	—	—	(0.2)
Stock compensation	—	—	—	8.6	—	—	—	8.6
Stock issued upon exercise of stock options	—	—	—	0.7	—	—	—	0.7
Minimum withholding of taxes related to stock compensation	—	—	—	(5.7)	—	—	—	(5.7)
Excess tax benefit from stock compensation	—	—	—	4.4	—	—	—	4.4
Repurchases of common stock	—	—	—	(66.0)	—	—	—	(66.0)
Balance at March 31, 2014	$—	$1.0	$0.1	$252.6	$(4.5)	$(180.6)	$(5.3)	$63.3

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz’s Annual Report on Form 10-K for the year ended December 31, 2013.

LMC Spin-Off

In January 2013, Starz (formerly known as Liberty Media Corporation (“Old LMC”)) completed the spin off (the “LMC Spin-Off”) of its wholly-owned subsidiary Liberty Media Corporation (formerly known as Liberty Spinco, Inc. (“Liberty Media”)). Unless the context otherwise requires, Old LMC is used when events or circumstances being described occurred prior to the LMC Spin-Off and Starz is used when events or circumstances being described occurred following the LMC Spin-Off.

Business

Starz’s business operations are conducted by its wholly-owned subsidiaries Starz, LLC, Starz Entertainment, LLC (“Starz Entertainment”), Film Roman, LLC (“Film Roman”) and certain other immaterial subsidiaries, and its majority-owned (75%) subsidiary Starz Media Group, LLC (“Starz Media”). The Weinstein Company LLC (“Weinstein”) owns a 25% interest in Starz Media. Starz is managed by and organized around the following operating segments:

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Starz considers amortization of program rights, the fair value of goodwill and any related impairment, the development of ultimate revenue estimates associated with released films and television programs, the assessment of investment in films and television programs for impairment and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2014 presentation.

Note 2 - Debt

Debt consists of the following (in millions):

	March 31, 2014	December 31, 2013
Revolving Credit Facility (a)	$326.5	$306.5
Senior Notes, including premium of $2.9 and $3.0 (b)	677.9	678.0
Capital leases (c)	73.7	74.9
Total debt	1,078.1	1,059.4
Less current portion of debt	(5.0)	(4.9)
Debt	$1,073.1	$1,054.5

(a)
Starz, LLC has entered into a credit agreement that provides for a $1,000.0 million senior secured revolving credit facility with a $50.0 million sub-limit for standby letters of credit (“Revolving Credit Facility”) which matures on

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

November 16, 2016. As of March 31, 2014, $673.5 million of borrowing capacity was available under the Revolving Credit Facility.

Interest on each loan under the Revolving Credit Facility is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.5% depending on the consolidated leverage ratio, as defined in the credit agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1.0% or (c) LIBOR for a one-month interest period plus 1.0%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.5% and 2.5% depending on the consolidated leverage ratio. The credit agreement requires Starz, LLC to pay a commitment fee on any unused portion under the Revolving Credit Facility. The commitment fee varies between 0.25% and 0.50%, depending on the consolidated leverage ratio.

As of March 31, 2014, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the Revolving Credit Facility (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
March 2014 to April 2014	1.9045%	$21.0
March 2014 to April 2014	1.9044%	254.0
March 2014 to April 2014	1.9043%	44.0
March 2014 and forward	4.0000%	7.5
		$326.5

The credit agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the agreement. As of March 31, 2014, Starz, LLC was in compliance with all covenants under the credit agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of March 31, 2014, Starz, LLC was in compliance with all covenants under the Senior Notes.

(c)
On January 11, 2013, Starz, LLC entered into a commercial lease with a subsidiary of Liberty Media for its headquarters building. The term of the lease is ten years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At March 31, 2014, the fair value of the Senior Notes was $699.8 million and was based upon quoted prices in active markets. Starz believes the fair value of the Revolving Credit Facility approximates its carrying value as of March 31, 2014 due to its variable rate nature and Starz’s stable credit spread.

Amounts totaling $0.9 million and $1.3 million of interest expense have been capitalized as investment in films and television programs during the three months ended March 31, 2014 and 2013, respectively.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of March 31, 2014, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of March 31, 2014, there were 17.6 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock. Starz used $66.0 million of cash to buy back 2.3 million shares of common stock, including fees, under the share repurchase program during the three months ended March 31, 2014. There is $444.4 million remaining under the share repurchase program as of March 31, 2014.

Note 4 – Stock Options and Restricted Stock

Starz has granted to certain of its directors and employees, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to the Starz incentive plans. As of March 31, 2014, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $73.1 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.72 years.

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2013	18,765,137	$15.41
Granted	—	$—
Exercised	(1,028,799)	$12.21
Forfeited	(92,204)	$16.43
Expired/canceled	—	$—
Outstanding at March 31, 2014	17,644,134	$15.59

Exercisable at March 31, 2014	6,004,321	$13.07

At March 31, 2014, the weighted-average remaining contractual terms of the outstanding options is 6.0 years and the exercisable options is 4.8 years. At March 31, 2014, the aggregate intrinsic value of the outstanding options is $294.5 million and the exercisable options is $115.4 million.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	1,438,909	$16.52
Granted	2,730	$32.66
Vested	(117,092)	$18.63
Forfeited	—	$—
Outstanding at March 31, 2014	1,324,547	$16.35

At March 31, 2014, 3.1 million of the outstanding stock options and 0.9 million restricted shares were held by Liberty Media employees as a result of the LMC Spin-Off.

Note 5 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by the Home Video and Digital Media businesses, of certain of Weinstein’s theatrical releases. Starz recognized expense of $26.1 million and $17.0 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement for the three months ended March 31, 2014 and 2013, respectively. Amounts due to Weinstein totaled $74.8 million and $75.9 million, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets, at March 31, 2014 and December 31, 2013, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.

Note 6 - Income Taxes

The income tax provision for the three months ended March 31, 2014 is calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. For the three months ended March 31, 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% due to a benefit from Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, income tax expense differs due to state and local taxes for both the three months ended March 31, 2014 and 2013.
Note 7 - Commitments and Contingencies

Programming Rights

Starz has an exclusive multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc.’s (“Sony”) Columbia Pictures, Screen Gems, Sony Pictures Classics, Sony Pictures Animation and TriStar labels through 2021, subject to certain limitations, including Sony’s right to withhold films released by Sony Pictures Animation. In addition, Starz has an exclusive long-term licensing agreement for theatrically released films from the Walt Disney Company (“Disney”) through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz under the Disney agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for program rights related to films that were available for exhibition at March 31, 2014 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2014, such liabilities aggregated approximately $148.8 million and are payable as follows: $136.9 million in 2014, $11.8 million in 2015 and $0.1 million in 2016.

Under the agreements with Sony and Disney, Starz is obligated to pay fees for the rights to exhibit films that have been released theatrically, but are not available for exhibition until some future date. The estimated amounts payable under

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Starz’s programming license agreements, including the Sony and Disney agreements, which have not been accrued as of March 31, 2014, are as follows: $166.3 million in 2014; $228.5 million in 2015; $102.1 million in 2016; $96.7 million in 2017; $91.0 million in 2018 and $206.4 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $146.3 million and $135.5 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Legal Proceedings

In the normal course of business, Starz is subject to lawsuits and other claims. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on Starz’s consolidated financial position, results of operations or liquidity.

Note 8 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	March 31, 2014	December 31, 2013
Royalties, residuals and participations	$70.0	$81.4
Participations payable to Weinstein	74.8	75.9
Program rights payable	141.0	32.2
Advertising and marketing	39.6	41.6
Payroll and related costs	16.0	28.7
Other	34.4	38.0
	$375.8	$297.8

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2014	2013
Cash paid for interest, net of amounts capitalized	$19.4	$19.1
Cash paid for income taxes	$2.6	$16.5
Distribution of corporate office building to Old LMC	$—	$45.7
Capital lease related to commercial lease with subsidiary of Liberty Media	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$11.6

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

Net Income Attributable to Common Stockholders

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The following is a reconciliation between basic and diluted weighted average shares outstanding (in millions):

	Three Months Ended March 31,
	2014	2013
Basic weighted average shares outstanding	108.2	119.9
Effect of dilution:
Stock options	5.5	2.5
Restricted shares	1.3	1.9
Diluted weighted average shares outstanding	115.0	124.3
For the three months ended March 31, 2014, and 2013, approximately none and 6.0 million shares, respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
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

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended March 31,
	2014	2013
Consolidated Adjusted OIBDA	$126.2	$116.5
Stock compensation	(7.8)	(7.3)
Depreciation and amortization	(4.9)	(4.4)
Interest expense, net of amounts capitalized	(11.5)	(10.2)
Other income (expense), net	0.5	(1.5)
Income before income taxes	$102.5	$93.1

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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

Performance Measures (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
Starz Networks	$324.0	$315.8
Starz Distribution	87.3	76.2
Starz Animation	8.9	7.5
Inter-segment eliminations	(0.2)	(0.2)
Total Revenue	$420.0	$399.3

Adjusted OIBDA:
Starz Networks	$114.0	$114.4
Starz Distribution	12.7	2.6
Starz Animation	(0.6)	(0.6)
Inter-segment eliminations	0.1	0.1
Total Adjusted OIBDA	$126.2	$116.5

Other Information (in millions):

	Three Months Ended March 31,
	2014	2013
Cash paid for investment in films and television programs:
Starz Networks	$55.5	$29.2
Starz Distribution	24.0	24.4
Starz Animation	—	—
Inter-segment eliminations	—	—
Total cash paid for investment in films and television programs	$79.5	$53.6

	March 31, 2014	December 31, 2013
Total assets:
Starz Networks	$1,335.0	$1,197.7
Starz Distribution	188.5	188.8
Starz Animation	3.4	2.8
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease with subsidiary of Liberty Media)	77.6	99.2
Inter-segment eliminations	(44.6)	(38.5)
Total assets	$1,559.9	$1,450.0

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
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•
changes in the nature of key strategic relationships with MVPDs and content providers and our ability to maintain and renew affiliation agreements with MVPDs and programming output agreements with content providers on terms acceptable to us;

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
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2013.
OVERVIEW
Starz is a leading integrated global media and entertainment company. We provide premium subscription video programming to U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our business operations are conducted by our wholly-owned subsidiaries Starz, LLC, Starz Entertainment, Film Roman and certain other immaterial subsidiaries, and our majority-owned (75%) subsidiary Starz Media, which is owned 25% by Weinstein.
In January 2013, the LMC Spin-Off was completed. Unless the context otherwise requires, Old LMC is used when events or circumstances being described occurred prior to the LMC Spin-Off and Starz is used when events or circumstances being described occurred following the LMC Spin-Off.
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Our operating results are as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$363.3	$349.5	$13.8	4%
Home video net sales	56.7	49.8	6.9	14%
Total revenue	420.0	399.3	20.7	5%
Costs and expenses:
Programming (including amortization)	156.2	146.0	10.2	7%
Production and acquisition (including amortization)	40.9	39.8	1.1	3%
Home video cost of sales	13.0	15.1	(2.1)	(14)%
Operating	14.0	12.7	1.3	10%
Selling, general and administrative	69.7	69.2	0.5	1%
Stock compensation	7.8	7.3	0.5	7%
Depreciation and amortization	4.9	4.4	0.5	11%
Total costs and expenses	306.5	294.5	12.0	4%
Operating income	113.5	104.8	8.7	8%
Other income (expense):
Interest expense, net of amounts capitalized	(11.5)	(10.2)	(1.3)	13%
Other income (expense), net	0.5	(1.5)	2.0	133%
Income before income taxes	102.5	93.1	9.4	10%
Income tax expense	(35.7)	(34.9)	(0.8)	2%
Net income	$66.8	$58.2	$8.6	15%

The table below sets forth, for the periods presented, certain historical financial information for our reportable segments (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$324.0	$315.8	$8.2	3%
Starz Distribution	87.3	76.2	11.1	15%
Starz Animation	8.9	7.5	1.4	19%
Inter-segment eliminations	(0.2)	(0.2)	—	—%
Total Revenue	$420.0	$399.3	$20.7	5%

Adjusted OIBDA (1)
Starz Networks	$114.0	$114.4	$(0.4)	—%
Starz Distribution	12.7	2.6	10.1	388%
Starz Animation	(0.6)	(0.6)	—	—%
Inter-segment eliminations	0.1	0.1	—	—%
Total Adjusted OIBDA	$126.2	$116.5	$9.7	8%
___________________
(1)    See Note 9 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some may consider important in evaluating our performance. We compensate for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of our operating results.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2014 TO THREE MONTHS ENDED MARCH 31, 2013
Revenue
Our consolidated revenue increased $20.7 million or 5% for the three months ended March 31, 2014 as compared to the corresponding prior year period. Revenue increased as a result of increases in revenue for each of our operating segments. Starz Networks’ revenue represented 77% and 79% of our total revenue for the three months ended March 31, 2014 and 2013, respectively.
The Starz and Encore networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with MVPDs. We earn revenue under these agreements based solely on the total number of subscribers who receive our Starz and Encore networks multiplied by rates specified in the agreements (i.e., consignment), or amounts or rates which are not tied solely to the total number of subscribers who receive our Starz and Encore networks (i.e., non-consignment). The agreements generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the consumer price index.
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (subscriptions in millions):

	As of March 31,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Starz	21.9	21.6	0.3	1%
Encore	34.4	35.1	(0.7)	(2)%
Total	56.3	56.7	(0.4)	(1)%

Revenue from Starz Networks increased $8.2 million or 3% for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase in revenue is a result of a $15.2 million increase due to higher effective rates, partially offset by a $7.0 million decrease due to lower subscriptions. Subscriptions were negatively impacted at certain distributors by retail price increases, tighter credit policies, reduced promotional activity and/or programming package changes.
Revenue from Starz Distribution increased $11.1 million or 15% for the three months ended March 31, 2014 as compared to the corresponding prior year period. This increase is primarily due to revenue from the distribution of films for Weinstein. New releases from Weinstein during the three months ended March 31, 2014 included The Butler, Fruitvale Station and Mandela: Long Walk to Freedom.
Revenue from Starz Animation increased $1.4 million or 19% for the three months ended March 31, 2014 as compared to the corresponding prior year period due to the timing of production activity at our Film Roman studio.
Programming
Programming costs are our largest expense. Programming costs increased $10.2 million or 7% for the three months ended March 31, 2014 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original productions, the number of films licensed and the cost per film paid under our output and library programming agreements. The increase in programming costs is primarily due to increased exhibitions of our original programming as our portfolio of original programming has increased, including the premiere of two original series (Black Sails and Da Vinci’s Demons Season 2) during the first quarter of 2014 compared to the premiere of one original series during the first quarter of 2013 (Spartacus: War of the Damned).
We expect programming costs related to original programming to increase in the future as we continue to invest in original content. In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during recent output agreement renewals. The most significant portion of the savings takes place in the 2014 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to cost effectively increase our original programming to 65 - 75 hours by 2016 or 2017 (from 36 hours in 2013) so that our subscribers will have the opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.
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
Production and acquisition costs increased $1.1 million or 3% for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue associated with the films distributed for Weinstein (which resulted in higher participation costs).
Home Video Cost of Sales
Home video cost of sales decreased $2.1 million or 14% for the three months ended March 31, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 23% and 30% of home video net sales for the three months ended March 31, 2014 and 2013, respectively. Such decrease in costs as a percentage of sales is due to higher revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.

Operating
Operating expenses increased $1.3 million or 10% for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase was primarily due to the increase in the timing of activity at our Film Roman studio.
Selling, General and Administrative
Selling, general and administrative expenses increased $0.5 million or 1% for the three months ended March 31, 2014 as compared to the corresponding prior year period. The increase was primarily due to increased advertising and marketing costs for both Starz Networks and Starz Distribution, partially offset by a decrease in litigation related legal costs at Starz Networks. The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up, which included two original series premiering in the first quarter of 2014 as compared to one original series premiering in the first quarter of 2013, partially offset by a decrease in distributor marketing support. The increase in advertising and marketing costs for Starz Distribution was primarily related to increased spend on films distributed for Weinstein.
Adjusted OIBDA
Adjusted OIBDA increased $9.7 million or 8% for the three months ended March 31, 2014 as compared to the corresponding prior year period. Adjusted OIBDA for Starz Networks decreased $0.4 million primarily as a result of higher programming costs and advertising and marketing costs due to two original series premiering in the first quarter of 2014 as compared to one original series premiering in the first quarter of 2013, which were partially offset by a decrease in litigation related legal costs. Adjusted OIBDA for Starz Distribution increased $10.1 million primarily due to the distribution of films for Weinstein.
Stock Compensation
Stock compensation increased $0.5 million or 7% for the three months ended March 31, 2014 as compared to the corresponding prior year period as a result of two grants of equity awards during 2013, one during March 2013 and one during December 2013, partially offset by the vesting of certain of our stock options and restricted shares in the fourth quarter of 2013.
Interest Expense
Interest expense increased $1.3 million or 13% for the three months ended March 31, 2014 as compared to the corresponding prior year period due to $18.8 million of additional net borrowings in 2014, offset by amounts capitalized.
Other Income (Expense), Net
We recorded other income, net of $0.5 million for the three months ended March 31, 2014 as compared to other expense, net of $1.5 million for the three months ended March 31, 2013. The income for the three months ended March 31, 2014 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains. The expense for the three months ended March 31, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant, which was released in December 2013.
Income Taxes
We had income before income taxes of $102.5 million and $93.1 million and income tax expense of $35.7 million and $34.9 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 34.8% and 37.5% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% for the three months ended March 31, 2014 primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate differs due to state and local taxes for both the three months ended March 31, 2014 and 2013.

MATERIAL CHANGES IN FINANCIAL CONDITION
As of March 31, 2014, our cash and cash equivalents totaled $17.9 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated cash from operating activities of $41.3 million and $66.7 million for the three months ended March 31, 2014 and 2013, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $112.6 million and $109.2 million for the three months ended March 31, 2014 and 2013, respectively, and increased primarily due to a higher number of first-run films in 2014 as compared to 2013. Cash paid for original programming, home video and other content totaled $79.5 million and $53.6 million for the three months ended March 31, 2014 and 2013, respectively, and increased primarily due to the increase in the volume of our original series. We plan to continue to increase our investments in original programming in future periods.
The timing of our tax payments positively impacted net cash provided by operating activities in 2014 due to the Internal Revenue Code Section 199 deduction which we qualified for in the fourth quarter of 2013, resulting in tax payments during the three months ended March 31, 2014 of $2.6 million as compared to $16.5 million during the three months ended March 31, 2013.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.2 billion in cash to Old LMC in January 2013 funded by a combination of cash on hand and $550.0 million in borrowings under our Revolving Credit Facility. During the three months ended March 31, 2014, we had net borrowings of $18.8 million.
Additionally, we used $66.0 million of cash to buy back 2.3 million shares of common stock, including fees, under our share repurchase program for the three months ended March 31, 2014 as compared to $2.9 million for the three months ended March 31, 2013. We have $444.4 million available under our share repurchase program as of March 31, 2014.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2014. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our Revolving Credit Facility through its expiration on November 16, 2016 and borrowings under a replacement credit facility of other financing sources thereafter will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2015 through 2018. As of March 31, 2014, we had $673.5 million of borrowing capacity available under our Revolving Credit Facility.
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

As of March 31, 2014, our debt is comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$326.5	1.93%	$751.6	5.14%
As shown above, the majority of our outstanding debt at March 31, 2014 was fixed rate debt. We have borrowing capacity at March 31, 2014 of $673.5 million under our Revolving Credit Facility at variable rates.
At March 31, 2014, the fair value of the Senior Notes was $699.8 million. We believe the fair value of the Revolving Credit Facility approximates its carrying value as of March 31, 2014 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original productions that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of March 31, 2014, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
During the three months ended March 31, 2014, we implemented a new enterprise resource planning software system. The new system and related changes to processes have changed our internal control over financial reporting. We have taken the necessary steps to test the operating effectiveness of all key controls in the new system and maintained appropriate internal control over financial reporting during the three months ended March 31, 2014. Other than the system implementation discussed above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
In the normal course of business, we are subject to lawsuits and other claims. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on our consolidated financial position, results of operations or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock.
First quarter repurchases and remaining availability under the repurchase program is as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
January 1 - 31, 2014	1,225,131	$29.26	1,225,131	$474.5	million
February 1 - 28, 2014	971,100	$28.47	971,100	$446.9	million
March 1 - 31, 2014	77,700	$31.76	77,700	$444.4	million
Total	2,273,931		2,273,931
In addition to the shares listed in the table above, 22,149 shares of our Series A common stock were surrendered to pay withholding taxes and other deductions in connection with the vesting of restricted stock held by employees.

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
10.1	Form of Non-Qualified Stock Option Agreement under the Starz 2011 Incentive Plan*
10.2	Form of Restricted Stock Award Agreement under the Starz 2011 Incentive Plan*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: April 30, 2014		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: April 30, 2014		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
10.1	Form of Non-Qualified Stock Option Agreement under the Starz 2011 Incentive Plan*
10.2	Form of Restricted Stock Award Agreement under the Starz 2011 Incentive Plan*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
_____________________

*	Filed herewith.

**	Furnished herewith.