Form 10-Q
period 2014-09-30
Starz
filed 2014-10-30
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of September 30, 2014 was:

Series A	Series B
94,504,585	9,872,724

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45.6	$25.7
Restricted cash	—	30.1
Trade accounts receivable, net of allowances of $29.5 and $32.8	236.7	247.1
Program rights, net	316.6	271.8
Deferred income taxes	0.5	0.5
Other current assets	43.4	63.8
Total current assets	642.8	639.0
Program rights	322.8	333.2
Investment in films and television programs, net	218.8	194.6
Property and equipment, net of accumulated depreciation of $119.3 and $106.4	88.6	95.7
Deferred income taxes	33.6	18.5
Goodwill	131.8	131.8
Other assets, net	61.5	37.2
Total assets	$1,499.9	$1,450.0

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.2	$4.9
Trade accounts payable	5.6	7.3
Accrued liabilities (Notes 5, 7 and 8)	244.7	297.8
Deferred revenue	4.2	16.6
Total current liabilities	259.7	326.6
Debt (Note 2)	1,185.7	1,054.5
Other liabilities (Note 7)	8.0	14.2
Total liabilities	1,453.4	1,395.3
Stockholders' equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 94,504,585 and 101,130,964 shares at September 30, 2014 and December 31, 2013, respectively	0.9	1.0
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,872,724 and 9,875,737 shares at September 30, 2014 and December 31, 2013, respectively	0.1	0.1
Additional paid-in capital	111.0	310.6
Accumulated other comprehensive loss, net of taxes	(4.4)	(4.3)
Accumulated deficit	(54.2)	(245.5)
Total stockholders' equity	53.4	61.9
Noncontrolling interests in subsidiaries	(6.9)	(7.2)
Total equity	46.5	54.7
Commitments and contingencies (Note 7)
Total liabilities and equity	$1,499.9	$1,450.0
See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Programming networks and other services	$364.8	$380.3	$1,100.1	$1,120.9
Home video net sales	43.4	65.7	138.2	241.9
Total revenue	408.2	446.0	1,238.3	1,362.8

Costs and expenses:
Programming (including amortization) (Note 7)	155.5	166.1	470.1	477.4
Production and acquisition (including amortization) (Note 5)	36.0	67.9	126.8	221.0
Home video cost of sales	18.9	21.4	41.6	51.6
Operating	13.6	13.8	40.2	38.9
Selling, general and administrative	74.4	63.2	206.2	214.2
Stock compensation (Note 4)	7.6	8.8	22.9	25.1
Depreciation and amortization	4.9	4.1	14.9	12.9
Total costs and expenses	310.9	345.3	922.7	1,041.1

Operating income	97.3	100.7	315.6	321.7

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.4)	(11.6)	(34.7)	(33.2)
Other income (expense), net (Note 8)	(1.5)	0.2	10.0	(1.8)
Income before income taxes	84.4	89.3	290.9	286.7

Income tax expense (Note 6)	(28.6)	(36.2)	(99.3)	(109.4)

Net income	55.8	53.1	191.6	177.3

Net loss (income) attributable to noncontrolling interests	0.5	(0.9)	(0.3)	(3.3)

Net income attributable to stockholders	$56.3	$52.2	$191.3	$174.0

Basic net income per common share (Note 8)	$0.54	$0.46	$1.79	$1.48
Diluted net income per common share (Note 8)	$0.51	$0.43	$1.69	$1.42
Weighted average number of common shares outstanding (Note 8):
Basic	104.7	114.6	106.6	117.6
Diluted	111.1	120.5	113.1	122.6

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$55.8	$53.1	$191.6	$177.3

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	—	0.2	(0.1)	0.1

Comprehensive income	55.8	53.3	191.5	177.4

Comprehensive loss (income) attributable to noncontrolling interests	0.5	(1.0)	(0.3)	(3.3)

Comprehensive income attributable to stockholders	$56.3	$52.3	$191.2	$174.1

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$191.6	$177.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	12.9
Amortization of program rights	438.4	442.8
Program rights payments	(348.0)	(323.2)
Amortization of investment in films and television programs	94.7	172.9
Investment in films and television programs	(267.4)	(209.4)
Stock compensation	22.9	25.1
Payments of long term incentive plan	—	(3.2)
Deferred income taxes	(15.1)	2.8
Other non-operating and non-cash items	(8.0)	9.7
Changes in assets and liabilities:
Current and other assets	32.5	(67.4)
Due to affiliate	—	(39.5)
Payables and other liabilities	(49.3)	(10.8)
Net cash provided by operating activities	107.2	190.0

Investing activities:
Purchases of property and equipment	(5.9)	(6.2)
Cash received from equity investee	10.7	—
Net cash provided by (used in) investing activities	4.8	(6.2)

Financing activities:
Borrowings of debt	366.5	1,081.0
Payments of debt	(234.6)	(601.5)
Debt issuance costs	—	(2.3)
Exercise of stock options	4.5	—
Minimum withholding of taxes related to stock compensation	(10.9)	(3.0)
Excess tax benefit from stock compensation	9.0	2.1
Repurchases of common stock	(226.6)	(179.2)
Distributions to Old LMC	—	(1,200.0)
Net cash used in financing activities	(92.1)	(902.9)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)

Net increase (decrease) in cash and cash equivalents	19.9	(719.2)
Cash and cash equivalents:
Beginning of period	25.7	749.8
End of period	$45.6	$30.6

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2014
(Unaudited)
(in millions)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$—	$1.0	$0.1	$310.6	$(4.3)	$(245.5)	$(7.2)	$54.7
Net income	—	—	—	—	—	191.3	0.3	191.6
Other comprehensive loss	—	—	—	—	(0.1)	—	—	(0.1)
Stock compensation	—	—	—	24.3	—	—	—	24.3
Stock issued upon exercise of stock options	—	—	—	4.5	—	—	—	4.5
Minimum withholding of taxes related to stock compensation	—	—	—	(10.9)	—	—	—	(10.9)
Excess tax benefit from stock compensation	—	—	—	9.0	—	—	—	9.0
Repurchases of common stock	—	(0.1)	—	(226.5)	—	—	—	(226.6)
Balance at September 30, 2014	$—	$0.9	$0.1	$111.0	$(4.4)	$(54.2)	$(6.9)	$46.5

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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
September 30, 2014

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2014 presentation.

Note 2 - Debt

Debt consists of the following (in millions):

	September 30, 2014	December 31, 2013
Revolving Credit Facility (a)	$442.0	$306.5
Senior Notes, including premium of $2.6 and $3.0 (b)	677.6	678.0
Capital leases (c)	71.3	74.9
Total debt	1,190.9	1,059.4
Less current portion of debt	(5.2)	(4.9)
Debt	$1,185.7	$1,054.5

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

(a)
Starz, LLC has entered into a credit agreement that provides for a $1,000.0 million senior secured revolving credit facility with a $50.0 million sub-limit for standby letters of credit (“Revolving Credit Facility”) which matures on November 16, 2016. As of September 30, 2014, $558.0 million of borrowing capacity was available under the Revolving Credit Facility.

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

As of September 30, 2014, the following borrowings and related LIBOR interest rates were outstanding under the Revolving Credit Facility (dollars in millions):

LIBOR period:	Interest Rate	Loan Amount
September 2014 to October 2014	1.9045%	$35.0
September 2014 to October 2014	1.9061%	86.0
September 2014 to October 2014	1.9035%	312.0
September 2014 to October 2014	1.9015%	9.0
		$442.0

The credit agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the agreement. As of September 30, 2014, Starz, LLC was in compliance with all covenants under the credit agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (the “Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of September 30, 2014, Starz, LLC was in compliance with all covenants under the Senior Notes.

(c)
On January 11, 2013, Starz, LLC entered into a commercial lease with a subsidiary of Liberty Media for its headquarters building. The term of the lease is ten years, with four successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At September 30, 2014, the fair value of the Senior Notes was $683.4 million which was based upon quoted prices in active markets. Starz believes the fair value of the Revolving Credit Facility approximates its carrying value as of September 30, 2014 due to its variable rate nature and Starz’s stable credit spread.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Amounts totaling $1.2 million, $0.8 million, $3.0 million and $2.8 million of interest expense have been capitalized as investment in films and television programs during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of September 30, 2014, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of September 30, 2014, there were 16.3 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock. Starz used $226.6 million of cash to buy back 7.6 million shares of common stock, including fees, under the share repurchase program during the nine months ended September 30, 2014. There is $284.0 million remaining under the share repurchase program as of September 30, 2014.

Note 4 – Stock Options and Restricted Stock

Starz has granted to certain of its employees and directors, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to the Starz incentive plans. As of September 30, 2014, the total unrecognized compensation cost related to the unvested stock options and restricted stock was approximately $58.9 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.32 years.

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2013	18,765,137	$15.41
Granted	45,983	$30.39
Exercised	(2,015,280)	$12.27
Forfeited	(463,277)	$15.29
Expired/canceled	—	$—
Outstanding at September 30, 2014	16,332,563	$15.84

Exercisable at September 30, 2014	6,859,183	$13.55

At September 30, 2014, the weighted-average remaining contractual term of outstanding options is 5.6 years and exercisable options is 4.5 years. At September 30, 2014, the aggregate intrinsic value of the outstanding options is $281.6 million and the exercisable options is $134.0 million.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	1,438,909	$16.52
Granted	17,044	$30.75
Vested	(311,496)	$15.00
Forfeited	(15,943)	$18.77
Outstanding at September 30, 2014	1,128,514	$17.12

At September 30, 2014, 3.0 million of outstanding stock options and 0.7 million restricted shares were held by Liberty Media employees as a result of the LMC Spin-Off.

Note 5 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution, by the Home Video and Digital Media businesses, of certain of Weinstein’s theatrical releases. Starz recognized expense of $12.3 million, $35.0 million, $66.6 million and $140.6 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively. Amounts due to Weinstein totaled $31.3 million and $75.9 million, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, at September 30, 2014 and December 31, 2013, respectively. Starz Entertainment guarantees Anchor Bay Entertainment’s advance payments to Weinstein under this agreement up to $50.0 million.

Note 6 - Income Taxes

The income tax provision for the three and nine months ended September 30, 2014 is calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. For the three and nine months ended September 30, 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to a benefit from Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, income tax expense differs due to state and local taxes for both the three and nine months ended September 30, 2014 and 2013 and due to an increase in a valuation allowance related to foreign tax credits during the three months ended September 30, 2013.
Note 7 - Commitments and Contingencies

Programming Rights

Starz has an exclusive multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc. (“Sony”) through 2021. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released films under the Sony, Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels. Theatrically released films produced by Sony Pictures Animation are not licensed to Starz under the Sony agreement. In addition, Starz has an exclusive licensing agreement for qualifying films that are released theatrically in the U.S. by Walt Disney Company (“Disney”) through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released live-action and animated feature films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks are not licensed to Starz under the Disney agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films that are released by these producers.
The unpaid balance for program rights related to films that were available for exhibition at September 30, 2014 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2014, such liabilities aggregated approximately $57.4 million and are payable as follows: $32.7 million in 2014, $23.6 million in 2015 and $1.1 million in 2016.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of September 30, 2014, are as follows: $8.4 million in 2014; $272.6 million in 2015; $103.1 million in 2016; $97.8 million in 2017; $91.3 million in 2018 and $210.9 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $144.8 million, $154.4 million, $438.4 million and $442.8 million for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

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

Note 8 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	September 30, 2014	December 31, 2013
Royalties, residuals and participations	$70.5	$81.4
Program rights payable	53.1	32.2
Advertising and marketing	39.6	41.6
Participations payable to Weinstein	31.3	75.9
Payroll and related costs	23.9	28.7
Other	26.3	38.0
	$244.7	$297.8

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$41.3	$40.7
Cash paid for income taxes	$76.9	$135.5
Distribution of corporate office building to Old LMC	$—	$45.7
Capital lease related to commercial lease with subsidiary of Liberty Media	$—	$44.8
Tax attributes related to LMC Spin-Off	$—	$11.3

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	104.7	114.6	106.6	117.6
Effect of dilution:
Stock options	5.3	4.2	5.4	3.3
Restricted shares	1.1	1.7	1.1	1.7
Diluted weighted average shares outstanding	111.1	120.5	113.1	122.6
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014, and 2013, approximately none, none, none and 2.0 million shares, respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Other Income (Expense), Net

In June 2014, Starz received a distribution of $10.7 million from Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which Starz holds a 15% ownership interest, related to the sale of all of its assets. Starz accounts for its investment in Revolution using the equity method and previously reduced its investment to zero in 2006. Accordingly, the $10.7 million was treated as other income during the nine months ended September 30, 2014.
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
For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach.
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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

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

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Consolidated Adjusted OIBDA	$109.8	$113.6	$353.4	$359.7
Stock compensation	(7.6)	(8.8)	(22.9)	(25.1)
Depreciation and amortization	(4.9)	(4.1)	(14.9)	(12.9)
Interest expense, net of amounts capitalized	(11.4)	(11.6)	(34.7)	(33.2)
Other income (expense), net	(1.5)	0.2	10.0	(1.8)
Income before income taxes	$84.4	$89.3	$290.9	$286.7

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

Performance Measures (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Starz Networks	$327.2	$319.8	$979.4	$975.6
Starz Distribution	73.5	117.5	235.9	365.7
Starz Animation	7.9	8.7	24.0	22.8
Inter-segment eliminations	(0.4)	—	(1.0)	(1.3)
Total revenue	$408.2	$446.0	$1,238.3	$1,362.8

Adjusted OIBDA:
Starz Networks	$109.9	$106.5	$345.7	$337.3
Starz Distribution	0.6	7.3	9.5	24.5
Starz Animation	(0.7)	(0.5)	(2.1)	(1.8)
Inter-segment eliminations	—	0.3	0.3	(0.3)
Total Adjusted OIBDA	$109.8	$113.6	$353.4	$359.7

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

Other Information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash paid for investment in films and television programs:
Starz Networks	$57.5	$43.1	$173.1	$94.1
Starz Distribution	29.4	64.7	94.3	115.3
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
Total cash paid for investment in films and television programs	$86.9	$107.8	$267.4	$209.4

			September 30, 2014	December 31, 2013
Total assets:
Starz Networks			$1,336.0	$1,197.7
Starz Distribution			116.6	188.8
Starz Animation			3.0	2.8
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease with subsidiary of Liberty Media)			85.7	99.2
Inter-segment eliminations			(41.4)	(38.5)
Total assets			$1,499.9	$1,450.0

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

•	business combinations involving MVPDs or movie studios;

•	distributor demand for our products and services, including the impact of higher rates paid by our distributors to other programmers, and our ability to adapt to changes in demand;

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Our operating results are as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$364.8	$380.3	$(15.5)	(4)%
Home video net sales	43.4	65.7	(22.3)	(34)%
Total revenue	408.2	446.0	(37.8)	(8)%
Costs and expenses:
Programming (including amortization)	155.5	166.1	(10.6)	(6)%
Production and acquisition (including amortization)	36.0	67.9	(31.9)	(47)%
Home video cost of sales	18.9	21.4	(2.5)	(12)%
Operating	13.6	13.8	(0.2)	(1)%
Selling, general and administrative	74.4	63.2	11.2	18%
Stock compensation	7.6	8.8	(1.2)	(14)%
Depreciation and amortization	4.9	4.1	0.8	20%
Total costs and expenses	310.9	345.3	(34.4)	(10)%
Operating income	97.3	100.7	(3.4)	(3)%
Other income (expense):
Interest expense, net of amounts capitalized	(11.4)	(11.6)	0.2	2%
Other income (expense), net	(1.5)	0.2	(1.7)	(850)%
Income before income taxes	84.4	89.3	(4.9)	(5)%
Income tax expense	(28.6)	(36.2)	7.6	21%
Net income	$55.8	$53.1	$2.7	5%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2014 TO THREE MONTHS ENDED SEPTEMBER 30, 2013
Revenue
Revenue by segment is as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$327.2	$319.8	$7.4	2%
Starz Distribution	73.5	117.5	(44.0)	(37)%
Starz Animation	7.9	8.7	(0.8)	(9)%
Inter-segment eliminations	(0.4)	—	(0.4)	(100)%
Total revenue	$408.2	$446.0	$(37.8)	(8)%

Starz Networks’ revenue represented 80% and 72% of our total revenue for the three months ended September 30, 2014 and 2013, respectively.

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
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Starz	22.5	22.0	0.5	2%
Encore	33.7	35.0	(1.3)	(4)%
Total	56.2	57.0	(0.8)	(1)%
Revenue from Starz Networks increased $7.4 million or 2% for the three months ended September 30, 2014 as compared to the corresponding prior year period. The increase in revenue is a result of an $11.7 million increase due to higher effective rates, partially offset by a $4.3 million decrease due to lower average subscriptions. Subscriptions were negatively impacted at certain distributors by reduced promotional activity and/or programming package changes.
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
Revenue from Starz Distribution decreased $44.0 million or 37% for the three months ended September 30, 2014 as compared to the corresponding prior year period. This decrease is primarily due to a decrease in revenue from the distribution of films for Weinstein. Revenue from Weinstein titles during the three months ended September 30, 2013 included the release of Scary Movie 5 and continued sales from the prior quarter releases of Django Unchained and Silver Linings Playbook. There were no significant new releases for Weinstein during the three months ended September 30, 2014. Lower revenue from AMC Networks’ The Walking Dead and no significant home video releases of our original series also impacted the decrease in revenue.
Programming
Programming costs are Starz Networks’ largest expense. Programming costs decreased $10.6 million or 6% for the three months ended September 30, 2014 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original programming, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is primarily due to an $8.5 million decrease in original series amortization expense and a $1.1 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during recent output agreement renewals. The most significant portion of the savings takes place in the 2014 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to cost effectively increase our original programming volume by 2016 or 2017 so that our subscribers will have the opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.
Production and Acquisition
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original programming is included in programming costs. All remaining production and acquisition costs for original programming as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original programming is impacted by both the number of and cost of the productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs decreased $31.9 million or 47% for the three months ended September 30, 2014 as compared to the corresponding prior year period. The decrease is primarily due to lower Starz Distribution revenue, which resulted in lower participation costs, during the three months ended September 30, 2014.
Home Video Cost of Sales
Home video cost of sales represents the direct costs related to the production of DVDs in our Starz Distribution segment. Home video cost of sales decreased $2.5 million or 12% for the three months ended September 30, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 44% and 33% of home video net sales for the three months ended September 30, 2014 and 2013, respectively. This increase in costs as a percentage of sales is due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$36.8	$23.5	$13.3	57%
Starz Distribution	7.3	10.7	(3.4)	(32)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	44.1	34.2	9.9	29%
General and administrative
Starz Networks	20.5	19.9	0.6	3%
Starz Distribution	9.7	9.0	0.7	8%
Starz Animation	0.1	0.1	—	—%
Inter-segment eliminations	—	—	—	—%
Total general and administrative	30.3	29.0	1.3	4%

Total selling, general and administrative	$74.4	$63.2	$11.2	18%

General and administrative expense as a percentage of revenue	7%	7%
Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up, including the premiere of our original series Outlander in August 2014 and spend in advance of the October 2014 premiere of Survivor’s Remorse, and was partially offset by a decrease in distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of no significant new films distributed for Weinstein during the three months ended September 30, 2014.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA (1)
Starz Networks	$109.9	$106.5	$3.4	3%
Starz Distribution	0.6	7.3	(6.7)	(92)%
Starz Animation	(0.7)	(0.5)	(0.2)	(40)%
Inter-segment eliminations	—	0.3	(0.3)	100%
Total Adjusted OIBDA	$109.8	$113.6	$(3.8)	(3)%
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

Adjusted OIBDA for Starz Networks increased $3.4 million for the three months ended September 30, 2014 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, partially offset by an increase in original programming related advertising and marketing costs. Adjusted OIBDA for Starz Distribution decreased $6.7 million for the three months ended September 30, 2014 compared to the corresponding prior year period primarily due to lower revenue, which was partially offset by a corresponding decrease in production and acquisition costs.

Income Taxes
We had income before income taxes of $84.4 million and $89.3 million and income tax expense of $28.6 million and $36.2 million for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 34% and 41% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate differs from the U.S. federal income tax rate of 35% for the three months ended September 30, 2014 primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate differs due to state and local taxes for both the three months ended September 30, 2014 and 2013 and due to an increase in a valuation allowance on foreign tax credits during the three months ended September 30, 2013.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Our operating results are as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$1,100.1	$1,120.9	$(20.8)	(2)%
Home video net sales	138.2	241.9	(103.7)	(43)%
Total revenue	1,238.3	1,362.8	(124.5)	(9)%
Costs and expenses:
Programming (including amortization)	470.1	477.4	(7.3)	(2)%
Production and acquisition (including amortization)	126.8	221.0	(94.2)	(43)%
Home video cost of sales	41.6	51.6	(10.0)	(19)%
Operating	40.2	38.9	1.3	3%
Selling, general and administrative	206.2	214.2	(8.0)	(4)%
Stock compensation	22.9	25.1	(2.2)	(9)%
Depreciation and amortization	14.9	12.9	2.0	16%
Total costs and expenses	922.7	1,041.1	(118.4)	(11)%
Operating income	315.6	321.7	(6.1)	(2)%
Other income (expense):
Interest expense, net of amounts capitalized	(34.7)	(33.2)	(1.5)	(5)%
Other income (expense), net	10.0	(1.8)	11.8	656%
Income before income taxes	290.9	286.7	4.2	1%
Income tax expense	(99.3)	(109.4)	10.1	9%
Net income	$191.6	$177.3	$14.3	8%

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2014 TO NINE MONTHS ENDED SEPTEMBER 30, 2013
Revenue
Revenue by segment is as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$979.4	$975.6	$3.8	—%
Starz Distribution	235.9	365.7	(129.8)	(35)%
Starz Animation	24.0	22.8	1.2	5%
Inter-segment eliminations	(1.0)	(1.3)	0.3	23%
Total revenue	$1,238.3	$1,362.8	$(124.5)	(9)%
Starz Networks’ revenue represented 79% and 72% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively.

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
The table below sets forth, for the periods presented, subscriptions to our Starz and Encore networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Starz	22.5	22.0	0.5	2%
Encore	33.7	35.0	(1.3)	(4)%
Total	56.2	57.0	(0.8)	(1)%
Revenue from Starz Networks increased $3.8 million for the nine months ended September 30, 2014 as compared to the corresponding prior year period. The overall increase is impacted by the one-time recognition during the second quarter of 2013 of $18.6 million of previously deferred revenue. Excluding this prior year one-time adjustment, revenue increased $22.4 million as a result of a $34.6 million increase due to higher effective rates, partially offset by a $12.2 million decrease due to lower average subscriptions. Subscriptions were negatively impacted at certain distributors by retail price increases, tighter credit policies, reduced promotional activity and/or programming package changes.
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
Revenue from Starz Distribution decreased $129.8 million or 35% for the nine months ended September 30, 2014 as compared to the corresponding prior year period. This decrease is primarily due to revenue from the distribution of films for Weinstein. Weinstein new releases during the nine months ended September 30, 2013 included two significant releases, Django Unchained and Silver Linings Playbook, while the nine months ended September 30, 2014 included only one significant new release, Lee Daniels’ The Butler. Lower revenue from AMC Networks’ The Walking Dead and no significant home video releases of our original series also impacted the decrease in revenue.
Programming
Programming costs are Starz Networks’ largest expense. Programming costs decreased $7.3 million or 2% for the nine months ended September 30, 2014 as compared to the corresponding prior year period. Programming costs vary due to the number of airings and cost of our original programming, the number of films licensed and the cost per film paid under our output and library programming agreements. The decrease in programming costs is primarily due to a $7.3 million decrease in original series amortization expense partially offset by a $3.0 million increase in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during recent output agreement renewals. The most significant portion of the savings takes place in the 2014 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to cost effectively increase our original programming volume by 2016 or 2017 so that our subscribers will have the opportunity to see a new Starz original program or a new season of an existing Starz original throughout the year.

Production and Acquisition
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs and participation costs. The portion of costs attributed to the pay television window for our original programming is included in programming costs. All remaining production and acquisition costs for original programming as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of ultimate revenue for each film or television program. The amount of production and acquisition costs that we will incur for original programming is impacted by both the number of and cost of the productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Production and acquisition costs decreased $94.2 million or 43% for the nine months ended September 30, 2014 as compared to the corresponding prior year period. The decrease is primarily due to lower Starz Distribution revenue, which resulted in lower participation costs, during the nine months ended September 30, 2014.
Home Video Cost of Sales
Home video cost of sales represents the direct costs related to the production of DVDs in our Starz Distribution segment. Home video cost of sales decreased $10.0 million or 19% for the nine months ended September 30, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 30% and 21% of home video net sales for the nine months ended September 30, 2014 and 2013, respectively. This increase in costs as a percentage of sales is due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$86.9	$83.9	$3.0	4%
Starz Distribution	25.6	37.6	(12.0)	(32)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	112.5	121.5	(9.0)	(7)%
General and administrative
Starz Networks	63.4	65.3	(1.9)	(3)%
Starz Distribution	29.9	27.0	2.9	11%
Starz Animation	0.4	0.4	—	—%
Inter-segment eliminations	—	—	—	—%
Total general and administrative	93.7	92.7	1.0	1%

Total selling, general and administrative	$206.2	$214.2	$(8.0)	(4)%

General and administrative expense as a percentage of revenue	8%	7%

Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up and was partially offset by a decrease in distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend due to fewer significant new films distributed for Weinstein. The decrease in Starz Networks’ general and administrative expense is primarily due to a decrease in legal costs. The increase in Starz Distribution’s general and administrative expense is primarily due to an increase in bad debt expense. The increase in consolidated general and administrative expense as a percentage of revenue was primarily due to the decrease in revenue during the nine months ended September 30, 2014.
Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA (1)
Starz Networks	$345.7	$337.3	$8.4	2%
Starz Distribution	9.5	24.5	(15.0)	(61)%
Starz Animation	(2.1)	(1.8)	(0.3)	(17)%
Inter-segment eliminations	0.3	(0.3)	0.6	200%
Total Adjusted OIBDA	$353.4	$359.7	$(6.3)	(2)%
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

Adjusted OIBDA for Starz Networks increased $8.4 million for the nine months ended September 30, 2014 as compared to the corresponding prior year period. Excluding the one-time recognition of $18.6 million of deferred revenue mentioned above in the second quarter of 2013, Adjusted OIBDA for Starz Networks increased $27.0 million or 8%. Such increase was a result of the increase in revenue and lower programming costs, both of which were slightly offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution decreased $15.0 million primarily due to lower revenue and an increase in bad debt expense, which was partially offset by a corresponding decrease in production and acquisition costs.
Other Income (Expense), Net
We recorded other income, net of $10.0 million for the nine months ended September 30, 2014 as compared to other expense, net of $1.8 million for the nine months ended September 30, 2013. The income for the nine months ended September 30, 2014 is primarily comprised of $10.7 million of cash we received from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. The income is partially offset by losses on foreign currency hedging transactions and foreign currency exchange losses. The expense for the nine months ended September 30, 2013 is primarily comprised of additional expense that we recorded in connection with our guarantee of the Canadian Next Generation of Jobs Fund Grant, which was released in December 2013, partially offset by foreign currency hedging transaction gains.
Income Taxes
We had income before income taxes of $290.9 million and $286.7 million and income tax expense of $99.3 million and $109.4 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 34% and 38% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate differs from the U.S.

federal income tax rate of 35% for the nine months ended September 30, 2014 primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate differs due to state and local taxes for both the nine months ended September 30, 2014 and 2013.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of September 30, 2014, our cash and cash equivalents totaled $45.6 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated cash from operating activities of $107.2 million and $190.0 million for the nine months ended September 30, 2014 and 2013, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $348.0 million and $323.2 million for the nine months ended September 30, 2014 and 2013, respectively, and increased primarily due to a higher number of first-run films received in 2014 as compared to 2013. Cash paid for original programming, home video and other content totaled $267.4 million and $209.4 million for the nine months ended September 30, 2014 and 2013, respectively, and increased primarily due to the increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods.
The timing of our tax payments positively impacted net cash provided by operating activities in 2014 due primarily to the Internal Revenue Code Section 199 deduction which we qualified for in the fourth quarter of 2013, resulting in tax payments during the nine months ended September 30, 2014 of $76.9 million as compared to $135.5 million during the nine months ended September 30, 2013.
We received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the nine months ended September 30, 2014.
In connection with the LMC Spin-Off, Starz, LLC distributed $1.2 billion in cash to Old LMC in January 2013 funded by a combination of cash on hand and $550.0 million in borrowings under our Revolving Credit Facility. During the nine months ended September 30, 2014, we had net borrowings of $131.9 million.
Additionally, we used $226.6 million of cash to buy back 7.6 million shares of common stock, including fees, under our share repurchase program for the nine months ended September 30, 2014 as compared to $179.2 million for the nine months ended September 30, 2013. We have $284.0 million available under our share repurchase program as of September 30, 2014.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2014. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our Revolving Credit Facility through its expiration on November 16, 2016 and borrowings under a replacement credit facility or other financing sources thereafter will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2015 through 2018. As of September 30, 2014, we had $558.0 million of borrowing capacity available under our Revolving Credit Facility.
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

For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach.
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
As of September 30, 2014, our debt is comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$442.0	1.90%	$748.9	5.13%
As shown above, the majority of our outstanding debt at September 30, 2014 was fixed rate debt. We have borrowing capacity at September 30, 2014 of $558.0 million under our Revolving Credit Facility at variable rates.
At September 30, 2014, the fair value of our Senior Notes was $683.4 million. We believe the fair value of our Revolving Credit Facility approximates its carrying value as of September 30, 2014 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock.
Third quarter repurchases and remaining availability under the repurchase program is as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
July 1 - 31, 2014	1,116,000	$29.52	1,116,000	$340.9	million
August 1 - 31, 2014	331,900	$29.34	331,900	$331.1	million
September 1 - 30, 2014	1,523,600	$30.97	1,523,600	$284.0	million
Total	2,971,500		2,971,500

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: October 29, 2014		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: October 29, 2014		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

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