Form 10-K
period 2014-12-31
Starz
filed 2015-02-25
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_X_ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __X_ No___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No __X_
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The aggregate market value of the voting stock held by non-affiliates of Starz computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2014, was $2.1 billion.
The number of outstanding shares of Starz’s common stock as of January 31, 2015 was:

Series A	Series B
91,799,389	9,872,524
Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

STARZ
2014 ANNUAL REPORT ON FORM 10-K

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

Starz, LLC is the only directly owned subsidiary of Starz which in turn owns either directly or indirectly various operating subsidiaries. Starz is a holding company with no assets, liabilities or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations, comprehensive income and cash flows of Starz and Starz, LLC are identical. As Starz’s common stock did not begin publicly trading until January 14, 2013 (following the LMC Spin-Off), Starz’s stockholders’ equity section as of December 31, 2012 does not reflect common stock and additional paid in capital, but shows member’s interest, identical to that of Starz, LLC.

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
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•
changes in the nature of key strategic relationships with multichannel video programming distributors (“MVPDs”) and content providers and our ability to maintain and renew affiliation agreements with MVPDs and programming output and library agreements with content providers on terms acceptable to us;

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

•	competitor responses to our products and services;

•	the continued investment in, the cost of and our ability to acquire or produce desirable original programming;

•	the cost of and our ability to acquire desirable theatrical movie content;

•	disruption in the production of theatrical films or television programs due to work stoppages or strikes by unions representing writers, directors or actors;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video-on-demand and IP television, and their impact on media content consumption;

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

•
failure to protect digital information, including confidential and proprietary information about our distributors, viewers and employees, subjecting us to potentially costly government enforcement actions or private litigation and reputational risks;

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
We manage our operations through our Starz Networks, Starz Distribution and Starz Animation operating segments. Our integrated operating segments enable us to maintain control, and maximize the profitability of our original programming content and its marketing and distribution in the home entertainment and television ancillary markets. Our expanding original programming line-up also provides downstream revenue opportunities for our Starz Distribution operating segment to the extent we retain rights to exploit such programming in these ancillary markets both in the U.S. and around the world.
Financial information related to our operating segments can be found in Note 13 to our consolidated financial statements found beginning on page F-2 of this report. A discussion regarding our operating segments follows.

STARZ NETWORKS
Programming Networks
Starz Networks is a leading provider of premium subscription video programming to U.S. MVPDs, including cable operators (such as Comcast and Time Warner Cable), satellite television providers (such as DIRECTV and DISH Network), and telecommunications companies (such as AT&T and Verizon). Starz Networks’ flagship premium networks are STARZ and ENCORE. As of December 31, 2014, these networks were available for subscription in approximately 100 million U.S. multichannel households, defined as households subscribing to services offered by MVPDs, and together STARZ and ENCORE served 57.3 million subscribers. Our third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and ENCORE, along with MOVIEPLEX, air more than 1,000 movies monthly across 17 linear networks complemented by on-demand and online services.
Premium networks, like STARZ and ENCORE, air recently released and library film content, along with original series and specials without advertisements. Premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis. Subscribers to premium networks have the exclusive opportunity to watch “first run” or new movies when they are first aired on linear television following their initial release in movie theaters.

In addition, premium networks provide online access to the content they air on their linear networks. STARZ PLAY, ENCORE PLAY and MOVIEPLEX PLAY offer online viewing options for STARZ, ENCORE, and MOVIEPLEX subscribers to enjoy the quality original series and commercial-free movies offered on the respective STARZ, ENCORE, and MOVIEPLEX networks. The PLAY services are available on a wide array of platforms and devices.

The table below depicts Starz Networks’ 17 existing linear networks as well as our STARZ PLAY, ENCORE PLAY and MOVIEPLEX PLAY online services and highlights some of their key attributes.

STARZ

STARZ | STARZ IN BLACK | STARZ KIDS & FAMILY | STARZ CINEMA | STARZ EDGE | STARZ COMEDY | STARZ ON DEMAND | STARZ PLAY

- Flagship network with 6 premium channels
- All 6 channels offered in HD
- Powerful original series and big hit movies
- First-run output and library films
- STARZ PLAY and STARZ ON DEMAND - offer more than 400 monthly selections, with 300 movies and 100 episodes of Starz Original Series

ENCORE

ENCORE | ENCORE ACTION | ENCORE BLACK | ENCORE CLASSIC | ENCORE ESPAÑOL | ENCORE FAMILY | ENCORE SUSPENSE | ENCORE WESTERNS | ENCORE ON DEMAND | ENCORE PLAY

- 8 premium channel offerings
- Favorite films and series across genre-themed channels
- First-run and classic favorites
- ENCORE PLAY and ENCORE ON DEMAND – offer more than 1,500 monthly selections, with 300 movies and select series

MOVIEPLEX

MOVIEPLEX | INDIEPLEX | RETROPLEX | MOVIEPLEX On Demand | MOVIEPLEX PLAY

- 3 premium channel offerings
- All 3 channels offered in HD
- Variety of art house, independent films and classic movie library content
- MOVIEPLEX PLAY and MOVIEPLEX ON DEMAND – offer more than 200 movies every month

Demographics
Our STARZ networks target a balanced composition of men and women in the 25-54 age group who have higher levels of education and income of $50,000+ annually. Our ENCORE networks are sold in both premium programming packages together with our STARZ networks and in less expensive digital programming packages depending on the distributor. ENCORE targets male adults in the 35-50 age group (more targeted for the theme channels) with income of

$50,000+ annually. MOVIEPLEX is sold primarily in less expensive digital programming packages and together with our ENCORE networks depending on the distributor. Together with its theme channels, INDIEPLEX and RETROPLEX, MOVIEPLEX targets a broad age range of men and women 35 and older with incomes of $50,000+ annually.
Affiliation Agreements
Our networks are distributed pursuant to affiliation agreements with MVPDs. These agreements require us to deliver programming that meets certain standards and volumes of first-run films or original series. We earn revenue under these agreements either:

•	based solely on the total number of subscribers who receive our networks multiplied by rates specified in the agreements (i.e., consignment), or

•	based on amounts or rates which are not tied solely to the total number of subscribers who receive our networks (i.e., non-consignment).
We work with our distributors to increase the number of subscribers to our networks. To accomplish this, we may help fund the distributors’ efforts to market our networks or we may permit distributors to offer limited promotional periods without payment of subscriber fees. We believe these efforts enhance our relationship with our distributors, improve the awareness of our networks and ultimately increase our subscribers and revenue over the term of our affiliation agreements.
Distributors report the number of subscribers to our networks and pay us for our services, generally on a monthly basis. The agreements are generally structured to be multi-year agreements with staggered expiration dates and generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.
Our existing affiliation agreements expire at various dates through 2020. Failure to renew important affiliation agreements, or the termination of those agreements, could have a material adverse effect on our business, and, even if affiliation agreements are renewed, there can be no assurance that renewal rates will equal or exceed the rates that are currently being charged. We have not historically failed to renew an agreement, although agreements have sometimes expired before the renewal was fully negotiated and finalized or continued on a month-to-month basis (in such cases, paid carriage of our networks continued unaffected during the periods in which the agreements were being negotiated).
As of December 31, 2014, we had 23.3 million STARZ linear channel subscribers and 34.0 million ENCORE linear channel subscribers. Our subscriber numbers do not include subscribers who receive our programming online or who receive our programming free as part of a promotional offer.
For the year ended December 31, 2014, revenue earned under affiliation agreements with Comcast and DIRECTV each accounted for at least 10% of Starz’s revenue.
Programming
The programming on our networks includes programming that we license from studios and other rights holders and original programming that we control, either through outright ownership or through licensing arrangements. Programming costs represent our single largest expense.
Output and Content License Agreements
The majority of the content on our networks consists of films that have been released theatrically. We have an exclusive long-term output licensing agreement with Sony Pictures Entertainment Inc. (“Sony”) for all qualifying films released theatrically in the U.S. by studios owned by Sony through 2021. We also have an output license agreement with The Walt Disney Company (“Disney”) for all qualifying films released theatrically in the U.S. by studios owned by Disney through 2015. The rights we license from Sony and Disney on an exclusive basis during our license periods include linear television, on-demand and online, among others.
Under these agreements, our networks have valuable exclusive rights to air new movies on our linear television networks, on-demand or online during two or three separate windows over a period of approximately eight to ten years from their initial theatrical release. Generally, except on a video-on-demand or pay-per-view basis, no other network, online streaming or other video service may air or stream these recent releases during our first two windows and no other premium subscription service may air or stream these releases between our first two windows. Examples of recent Hollywood blockbusters that are exclusively aired or will be aired by our networks in 2015 include Guardians of the Galaxy, Captain America: The Winter Soldier, 22 Jump Street, Maleficent, Big Hero 6 and The Equalizer.
Our licensing agreement with Sony, which began in 2001, includes all titles released under the Columbia, Screen Gems, Sony Pictures Classics and TriStar labels. We do not license films produced by Sony Pictures Animation. We have licensed theatrical titles from Disney since 1994. We currently license films released by Disney under the Disney, Touchstone, Pixar and Marvel labels. We do not license films produced by DreamWorks that are released by Disney.
In December 2012, we made the decision not to extend our licensing agreement with Disney beyond its expiration on December 31, 2015. We will continue to receive films theatrically released by Disney’s studios through December 31, 2015 with initial license periods for such films extending into 2017.
We also license library content comprised of older, previously released theatrical films from many of Hollywood’s major studios. In addition to theatrical films, we license made for television movies, series and other content from studios, production companies or other rights holders. We license library content primarily on an exclusive basis, with virtually the same and, in some cases, more expansive exhibition rights than our output agreements. The rights agreements for our library content are of varying duration and generally permit our networks to exhibit these films, series and other programming during certain window periods.
A summary of our significant output and library programming agreements follows:

Summary of Significant Output Programming Agreements		Summary of Significant Library Programming Agreements

Studio	Term(1)	Studio	Term
Disney (aka Buena Vista)	12/2015	Lionsgate	09/2025
Sony	12/2021	MGM	03/2021
		Paramount	10/2022
		Sony Pictures	10/2021
		Twentieth Century Fox	02/2019
		Universal	12/2021
		Warner Bros.	07/2017
(1) Dates based on initial theatrical release.

Both the Sony and Disney output agreements require us to pay for films at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to us each year). The amounts we pay for library content vary based on each specific agreement, but generally reflect an amount per film, series or other programming commensurate with the quality (e.g., utility and perceived popularity) of the content being licensed.

Original Programming

We contract with independent production companies, including BBC Worldwide Limited, Film Afrika and Sony Pictures Television, among others, to produce the majority of the original programming that appears on our networks. These contractual arrangements provide us with either:

•	Outright ownership of the programming, in which case we wholly-own the series and receive all distribution and other rights to the content,

•	An exclusive U.S. pay television license and other distribution or ancillary rights covering specific territories for specified periods of time, or

•	An exclusive U.S. pay television license which provides for the programming to appear only on our networks and services for specified periods of time.

To the extent we receive distribution rights to our original programming in the home entertainment and television ancillary markets in the U.S. and around the world, we create downstream revenue opportunities for our Starz Distribution operating segment.

Our currently announced 2015 STARZ Original Series programming line-up:

“Black Sails” Season 2 (10 episodes, 10 hours): The Michael Bay produced “Black Sails” chronicles the adventures of fabled buccaneer Captain Flint and his men. With the Walrus crew stranded and the precious Urca gold in Spanish hands, Flint and Silver must join forces in a desperate bid for survival. Eleanor Guthrie’s grip on Nassau is slipping when a new breed of pirate arrives in the form of Ned Low. As blood is spilled and tensions mount, Charles Vane must decide which he values more: Eleanor’s life, or his men’s respect. And unbeknownst to them all, a prize of immeasurable value has already been smuggled onto the island. Its discovery will impose the ultimate judgment: are they men, or are they monsters?

“Outlander” Season 1B (8 episodes, 8 hours): Based on the international best-selling novels by Diana Gabaldon, the series created by Ronald D. Moore (“Battlestar Galactica”) spans the genres of romance, science fiction, history, and adventure as it follows Claire Randall, a married WWII combat nurse who mistakenly falls back in time to 1743. As the season continues, Claire and Jamie’s relationship is tested, and Claire must reconcile her modern mindset with this 18th century world. Ruthless redcoats, volatile clan politics, and even a witch trial force Jamie and Claire to escape to a new home. Just when their life as a married couple begins to take shape, Jamie is once again drawn into Captain Randall’s darkness. Ultimately, Claire discovers there is a fate worse than death as she struggles to save Jamie’s heart, as well as his soul.

“Power” Season 2 (10 episodes, 10 hours): Curtis “50 Cent” Jackson returns as both an executive producer and actor on “Power,” a visionary crime drama set in two different worlds, the glamorous New York club scene and that city’s brutal drug trade. James “Ghost” St. Patrick has it all: a beautiful wife, a gorgeous Manhattan penthouse, and the hottest, up-and-coming new nightclub in New York. His club, Truth, caters to the elite: the famous and infamous boldface names that run the city that never sleeps. As its success grows, so does Ghost’s plan to build an empire. However, Truth hides an ugly reality: it’s a front for Ghost’s criminal underworld; a lucrative drug network, serving only the wealthy and powerful.  As Ghost is seduced by the prospect of a legitimate life, everything precious to him becomes unknowingly threatened. Once you’re in, can you ever get out?

“Survivor’s Remorse” Season 2 (10 episodes, 5 hours): Inspired by the experiences of NBA star LeBron James and executive produced by television legend Tom Werner (“The Cosby Show” and “Roseanne”), “Survivor’s Remorse” is a half-hour comedy series that explores the complexity, comedy and drama of an experience that everyone reads about, but few understand - what truly happens when you make it out. Cam Calloway, along with his cousin and confidant Reggie Vaughn, confront the challenges of carrying opportunistic family members and their strong ties to the impoverished community that they come from. Cam, Reggie and an unforgettable group of characters wrestle with the rewards and pitfalls of stardom, love, and loyalty.

“Blunt Talk” Season 1 (10 episodes, 5 hours): “Blunt Talk” is a character-driven comedy executive produced by Seth MacFarlane and Jonathan Ames, starring Sir Patrick Stewart. The series revolves around Walter Blunt, a British import intent on conquering the world of American cable news.  Through the platform of his nightly interview show, Blunt is on a mission to impart his wisdom and guidance on how Americans should live, think and behave.  Besieged by network bosses, a dysfunctional news staff, numerous ex-wives and children of all ages, Blunt’s only support is the alcoholic manservant he transplanted from the U.K. to join him in Los Angeles and his manager, played by Oscar® nominee Jacki Weaver.  The series follows the fallout from Blunt’s well-intentioned, but mostly misguided decision-making, both on and off the air.

“Ash vs Evil Dead” Season 1 (10 episodes, 5 hours): In the long-awaited follow-up to the international classic horror film franchise The Evil Dead, “Ash vs Evil Dead” reunites the original team of Sam Raimi (the Spider-Man film trilogy), Rob Tapert (“Spartacus” and “Xena: Warrior Princess”) and Bruce Campbell, who reprises his role as Ash, the stock boy, aging lothario and chainsaw-handed monster hunter who has spent the last 30 years avoiding responsibility, maturity and the terrors of the Evil Dead.  When a Deadite plague threatens to destroy all of mankind, Ash is finally forced to face his demons - personal and literal.  Destiny, it turns out, has no plans to release the unlikely hero from its “Evil” grip.

“Da Vinci’s Demons” Season 3 (10 episodes, 10 hours): In a world where thought and faith are controlled, Leonardo Da Vinci fights to set knowledge free. The tortured genius defies authority and throws himself into the future, forever changing the fate of mankind. Leonardo da Vinci’s world comes crashing down when the city of Otranto is torn apart by an Ottoman invasion. On the battlefield, the Turks use da Vinci’s own weapons against him… the designs for which were stolen by someone he trusted. This betrayal will haunt Leo long after the battle is decided, as will the deaths of loved ones lost in the fighting. When Rome instigates a Crusade against the Turks, he seizes the opportunity to join, but his mission is complicated by a series of grisly murders that terrorize Italy and threaten the Crusade itself. The Emmy Award® winning series’ third season is executive produced by David S. Goyer (the Dark Knight film trilogy and Man of Steel) and is written by John Shiban (“Breaking Bad” and “The X-Files”).

Our 2014 STARZ Original Series programming line-up:

“Black Sails” Season 1 (8 episodes, 8 hours): Threatened with extinction on all sides, Captain Flint and his men fight for the survival of New Providence Island, the most notorious criminal haven of its day - a debauched paradise teaming with pirates, prostitutes, thieves and fortune seekers, a place defined by both its enlightened ideals and its stunning brutality. The first season of “Black Sails” opened in January 2014 and received four nominations for 2014 Primetime Emmy Awards®, winning two.

“Da Vinci’s Demons” Season 2 (10 episodes, 10 hours): With Florence rocked by the bloody Pazzi Consipiracy, Leonardo da Vinci and a team of unlikely allies embark on fantastic journeys to find the Book of Leaves and protect their city from increasing danger on multiple fronts. Their quests take them to all corners of the earth, where they solve ancient riddles and confront threats from strange civilizations - only to realize that within Italy itself, a new peril is rising which may put all of their previous foes to shame. The second season of “Da Vinci’s Demons” premiered in March 2014. Through the first two seasons, this series has received four nominations for Primetime Emmy Awards®, winning two.

“Power” Season 1 (8 episodes, 8 hours): Ghost wants to build an empire, turn the club into a Fortune 500 business, but there’s just one problem: Ghost is living a double life. When he is not in the club, he is the kingpin of the most lucrative drug network in New York for a very high-level clientèle. His marriage, family and business all become unknowingly threatened as he is tempted to leave his criminal life behind and become the rags-to-riches businessman he wants to be most of all. The first season of “Power” opened in June 2014 and delivered the highest concentration of African American viewers on premium cable since 2006.

“Outlander” Season 1A (8 episodes, 8 hours): Claire Randall, a married combat nurse from 1945, is mysteriously swept back in time to 1743, where she is immediately thrown into an unknown world where her life is threatened. When she is forced to marry Jamie Fraser, a chivalrous and romantic young Scottish warrior, a passionate affair is ignited that tears Claire’s heart between two vastly different men in two irreconcilable lives. The first season of “Outlander” premiered in August 2014 and captured the female viewer, generating more than 5 million viewers per episode with women comprising close to 60% of the audience. It went on to win the 2015 People’s Choice Awards® for “Favorite Cable Sci-Fi/Fantasy TV Show.”

“Survivor’s Remorse” Season 1 (6 episodes, 3 hours): Through a combination of God-given talent and north Philly grit, Cam and Reggie have achieved fame and fortune that neither could have imagined growing up in one of the toughest neighborhoods in Philadelphia. But success comes with its own challenges, and the cousins and confidantes wrestle with the rewards of money, stardom, love, and, occasionally, the guilt of having “made it.” The first season of “Survivor’s Remorse” premiered in October 2014.

“The Missing” (8 episode limited series, 8 hours): When five year-old Oliver Hughes disappears while on holiday in France, it sets off a nearly decade-long search for his whereabouts. The Golden Globe® nominated Limited Series, “The Missing,” is a dramatic thriller that takes you inside the mind of a father, Tony, desperate to locate his lost son. With help from a legendary detective, Tony embarks on an obsessive quest to find his son and those responsible for his disappearance. A gripping puzzle with twists and turns at every stage, Tony’s exhaustive search fractures his relationship with his wife, Emily, and threatens to destroy his life. Told through a complex narrative, “The Missing” unfolds over two time frames simultaneously and premiered in November 2014.

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
Competition
Our networks operate in highly competitive markets. We compete with other programming networks, including premium television network providers HBO/Cinemax, Showtime and EPIX, for viewing and subscribership by each distributor’s customer base. Our networks compete not only with other programming networks and other content available from our distributors, but also with over-the-air broadcast television, online services (e.g., Netflix, Amazon and Hulu), mobile services, radio, print media, motion picture theaters, DVDs, and other sources of information and entertainment.
We also compete with other content providers to secure desired entertainment programming. The success of our business depends on our ability to license and produce content for our networks that is adequate in quantity and quality and will generate satisfactory subscriber levels. A portion of our original programming and a majority of our theatrical movie content are obtained through agreements with other parties that have produced or own the rights to such programming. Other programming networks that are affiliated with programming sources such as movie or television studios or own film libraries may have a competitive advantage over us in this area. With respect to the acquisition of programs and movies that are not produced by or specifically for our networks, our competitors include national broadcast television networks, local broadcast television stations, other premium television networks, other cable programming networks and online video distributors. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
Regulatory Matters
In the U.S., the FCC regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other MVPDs that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the U.S. are also regulated by municipalities or other state and local government authorities. Although cable television systems are subject to federal rate regulation on the provision of basic service, increasingly widespread findings of effective competition under FCC rules exempt systems from such regulation. Nonetheless, other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for programming services, and regulatory carriage requirements also could adversely affect the number of channels available to carry our networks.
Regulation of Carriage of Broadcast Stations
The Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect our networks by limiting the carriage of our services in cable systems with limited channel capacity.
Closed Captioning
The Telecommunications Act of 1996 also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC require substantial closed captioning, with only limited exemptions. In 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that require, among other things, video programming owners to send caption files for Internet protocol (“IP”) delivered video programming to video programming distributors and providers along with program files. A four year implementation period for the IP-delivered programming captioning requirements began in March 2012. In February 2014, the FCC adopted closed captioning quality standards regarding captioning accuracy, synchronicity, completeness and placement, and captioning best practices for programmers. These new closed captioning requirements take effect on March 16, 2015. As a result, our networks may incur additional costs for closed captioning.
Commercial Advertisement Loudness Mitigation (“CALM”) Act
Congress enacted the Commercial Advertisement Loudness Mitigation (“CALM”) Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC’s CALM Act implementing regulations became effective on December 13, 2012. In 2014, the FCC revised its rules to incorporate the successor commercial loudness technical standard. Compliance with the successor technical standard will be mandatory on June 4, 2015. Although the FCC’s CALM Act regulations place the primary compliance responsibility on MVPDs, the FCC’s “safe harbor” compliance approach, which requires programmers to issue “widely available” CALM Act compliance certifications to MVPDs, effectively shifts much of that responsibility to programmers.
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
Program Access
Because overlapping attributable interests continue to exist between us and entities owning cable systems, we remain subject to the FCC’s program access and antidiscrimination rules. The 1992 Cable Act and implementing regulations generally prohibit a cable operator that has an attributable interest in a satellite programmer from improperly influencing the terms and conditions of sale to unaffiliated MVPDs. Further, the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing MVPDs on terms and conditions that do not unfairly discriminate among distributors. As part of the FCC’s 2008 order approving Old LMC’s acquisition of a controlling interest in DIRECTV, the FCC imposed program access conditions on Old LMC and its affiliated entities, including us. Under this order, as amended by the FCC’s October 5, 2012 order allowing the general restrictions on exclusive contracts to expire, we are required to make our programming services available to all MVPDs on nondiscriminatory terms and conditions. We are also currently subject to the program access rules due to interests held by Liberty Media in Charter Communications, Inc., as well as interests held by Liberty Global plc in a cable television system in Puerto Rico, which interests are attributable to us under FCC rules. The FCC’s program licensing rules establish a damages remedy in situations where the defendant knowingly violates the regulations and a timeline for the resolution of complaints, among other things.
On December 19, 2014, the FCC released a notice of proposed rulemaking seeking comment on a proposal to revise the definition of MVPD in its rules to include services, such as Internet-based services, that make available for purchase by subscribers or customers, multiple linear streams of video programming, regardless of the technology used to distribute the programming. If the FCC were to adopt its proposed definition and determine that the program access rules apply to such MVPDs, we potentially would be required to negotiate with, and license our programming services to, such MVPDs and to comply with other related regulatory requirements.

Online Services
To the extent that our programming services are distributed through online based platforms, we must comply with various federal and state laws and regulations applicable to online communications and commerce. Congress and individual states may consider additional legislation addressing online privacy and other issues.
Proposed Changes in Regulation
The regulation of programming services, cable television systems, DBS providers, broadcast television licensees and online distributed services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be materially adversely affected by future legislation, new regulation or deregulation.
STARZ DISTRIBUTION
Our Starz Distribution operating segment includes the operations of our Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.
Sales and Distribution
Anchor Bay Entertainment sells or rents DVDs (standard definition and Blu-ray™) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent we have home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. These titles are sold to and distributed by regional and national retailers and other distributors, including Amazon, Best Buy, Ingram Entertainment, Netflix, Redbox, Target and Wal-Mart. Consistent with the Hollywood studios, Anchor Bay Entertainment has a direct vendor relationship with the major North American retailers (e.g., Best Buy, Target, Wal-Mart, etc.). Generally, retailers have the right to return unsold products. Anchor Bay Entertainment records its revenue net of an allowance for future returns of unsold product.
Starz Digital is a distributor of content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), electronic sell-through and other digital formats for our owned content, including Starz Networks’ original series, and content for which we have licensed the home entertainment ancillary rights in the U.S. and throughout the world to the extent we have rights to such content in international territories. Starz Digital receives fees for its content from a wide array of partners and distributors. These range from traditional MVPDs, online/mobile distributors, game developers/publishers and consumer electronics companies. Starz Digital also distributes Weinstein’s titles.
Starz Worldwide Distribution is a global distributor of movies, television series, documentaries, children’s programming and other video content. Starz Worldwide Distribution exploits our owned content, including Starz Networks’

original series, and content for which we have licensed ancillary rights on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent we have rights to such content in international territories. Starz Worldwide Distribution receives fees for its content primarily from various U.S. and international programming networks.
Content
Amortization of content acquisition costs, participations and royalties payable to its content licensors and residuals (which we collectively call production and acquisition costs) represent Starz Distribution’s largest expense.
Marketing
The majority of Starz Distribution’s marketing is performed by Anchor Bay Entertainment, which markets and advertises each title prior to and during release generally through the use of a combination of television and other media related advertising and discounts, rebates and cooperative advertising with retailers depending on the specific genre, demographic appeal and the overall sales expectations for the title.
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
Weinstein Agreement
Effective December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein for the distribution, by Anchor Bay Entertainment and Starz Digital, of certain of Weinstein’s theatrical titles. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles.
Competition
Starz Distribution’s markets are highly competitive. Starz Distribution competes to sell content against all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and other titles acquired from third parties on DVD, various digital formats and through broadcast and cable programming networks. Starz Distribution also competes with independent distributors that are not affiliated with a Hollywood studio such as Cinedigm Corp., Entertainment One, Gaiam, Magnolia Pictures and RLJ Entertainment.
Starz Distribution competes with Hollywood studios and other distributors for “placement” at retailers and other distributors. Placement refers to the location in a store or on a website where content is placed for sale as well as the actual amount of physical shelf space allotted to a release. Starz Distribution also competes with Hollywood studios and other distributors to acquire content distribution rights. Starz Distribution’s ability to acquire quality content in sufficient quantities has a direct impact on its ability to acquire shelf space at retail locations and on websites. In addition, Starz Distribution’s sales are impacted by myriad choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment.
STARZ ANIMATION
Film Roman develops and produces two-dimensional animated content on a for-hire basis for distribution theatrically and on television for various third party entertainment companies.

STRATEGY AND CHALLENGES
Our mission is to be a leading global entertainment brand providing powerful and immersive experiences. To that end, our goal is to provide our distributors and our subscribers with high-quality, differentiated premium video services available on multiple viewing platforms.

Strategy
We focus on the following strategic goals:
Growing our original programming line-up. We believe this is the most effective path to building a differentiated STARZ brand, which resonates with our distributors and our subscribers. Targeting underserved audiences (e.g., African American, female, Latino) will continue to be a core pillar of our original programming content strategy. We continue to use various mechanisms to prudently and economically increase the volume of our original programming, including wholly-owned, co-produced and licensed original series. Over time, we plan to rebalance the programming we air on our flagship STARZ network by increasing our original programming to 80-90 episodes per year by 2016 or 2017 so that our subscribers will have the opportunity to see a new STARZ original series or a new season of an existing STARZ original series throughout the year. To enhance our brand recognition, we will continue to focus our advertising and marketing investment on our original series utilizing a combination of cross-channel advertising with our distributors, advertising in select print outlets, online advertising (including social media) and outdoor billboards in major cities.
Embracing new content delivery technologies and devices. We intend to ensure that our STARZ, ENCORE, and MOVIEPLEX content is available in formats and platforms that meets the needs of our distributors as well as our subscribers, and thus increases the intrinsic value of the underlying premium subscriptions. We seek to monetize the digital rights we control for our exclusive original series and those under our programming licensing agreements with Hollywood studios by licensing the digital rights to our services to our traditional distributors, as well as online video providers to the extent such providers position our services in a premium programming tier.
Leveraging both the STARZ brand as well as our award-winning original series in new markets internationally. We continue to distribute our growing line-up of exclusive original programming throughout the world in the home entertainment and television ancillary markets to the extent we control the rights to such content in international territories. In late 2014, we acquired a minority interest in a venture that will launch, in 2015, a STARZ-branded online SVOD service in select emerging market countries. Our investment in this venture will be accounted for utilizing the equity method of accounting and will involve a modest amount of risk capital. We will continue to look for other opportunities in international markets to enhance our brand and ultimately grow our business.
We believe our strategy, combined with a proven management team, positions Starz for continued success. 2015 is set to be our best year of original programming yet and we look forward to making STARZ, ENCORE and MOVIEPLEX must have networks and services for subscribers and a meaningful margin driver for our distributors, thereby driving value for our shareholders.
Challenges
We face certain key challenges in our attempt to achieve our strategic goals, including:

•	Our ability to renew and extend affiliation agreements with key distributors on favorable terms;

•	Potential loss of subscribers due to competition from other networks and video programming services, as well as economic conditions;

•	Increased rates paid by our distributors to carry broadcast networks and sports networks, making it more difficult for consumers to afford premium video services; and

•	Our ability to continue to acquire or produce affordable programming content, including original programming content that appeals to our distributors and our viewers.

See “Item 1A. Risk Factors” for a discussion of these and other factors that could impact our performance and operating results.

EMPLOYEES
As of December 31, 2014, we had 955 full-time and part-time employees, of which 128 employees are represented by unions. We have not experienced any work stoppages with respect to our union employees and we consider our employee relations to be good.
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

All of our current and future filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings, are or will be available on our Internet website free of charge as soon as reasonably practicable after we file such material with the SEC. Our website address is www.starz.com. All of Old LMC’s filings with the SEC, including Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings, are available on our Internet website free of charge.

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
Our business is affected by prevailing economic conditions. Financial instability or a general decline in economic conditions in the U.S. could affect our business in an adverse manner. Lower household income and decreases in U.S. consumer discretionary spending, which is sensitive to general economic conditions, may affect cable television and other video service subscriptions, in particular with respect to digital programming packages on which our ENCORE and MOVIEPLEX networks are typically carried and premium video programming packages and premium a la carte on which our STARZ networks are typically carried. A reduction in spending could lead to a decrease in the number of subscribers to our networks, which could have a materially adverse impact on our business, financial condition and results of operations.

We depend on MVPDs that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all.
We currently distribute our programming through affiliation agreements with many MVPDs, including AT&T, Cablevision, Charter, Comcast, Cox, DIRECTV, DISH Network, Time Warner Cable and Verizon. Our affiliation agreements with distributors are scheduled to expire at various dates through 2020. The largest MVPDs have significant leverage in their relationship with certain programming networks, including Starz. As of September 30, 2014, the two largest cable distributors provided service to approximately 33% of U.S. multichannel households, while the two largest direct broadcast satellite distributors provided service to an additional 34% of such households. Further consolidation among MVPDs could increase this leverage.
In some cases, if a distributor is acquired, the affiliation agreement of the acquiring distributor will govern following the acquisition. In those circumstances, the acquisition of a distributor that is party to affiliation agreements with us that are more favorable to us would adversely impact our business, financial condition and results of operations.
The renewal negotiation process for affiliation agreements is typically lengthy. In certain cases, renewals are not agreed upon prior to the expiration of a given agreement, while the programming continues to be carried by the relevant distributor pursuant to the other terms and conditions in the affiliation agreement. We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming. The failure to successfully renew affiliation agreements on acceptable terms, or the failure to negotiate new affiliation agreements at all, in each case covering a material portion of multichannel television households, could result in a discontinuation of carriage, or could otherwise materially adversely affect our subscriber growth, revenue and earnings which would materially adversely affect our business, financial condition and results of operations.
We depend on a limited number of MVPDs for a significant portion of our revenue.
Our networks depend upon agreements with a limited number of MVPDs. For the year ended December 31, 2014, Comcast and DIRECTV each accounted for at least 10% of Starz’s revenue. The loss of any significant distributor, or our inability to renew an affiliation agreement with any significant distributor on acceptable terms, would have a materially adverse effect on our business, financial condition and results of operations.
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
We are subject to intense competition for marketing and carriage of our networks, which may have a negative effect on our profitability or on our ability to expand our business.
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
Certain programming networks affiliated with broadcast networks like ABC, CBS, Fox or NBC or other programming networks affiliated with sports and certain general entertainment networks with strong viewer ratings have a competitive advantage over our networks in obtaining distribution through the “bundling” of carriage agreements for such programming networks with a distributor’s right to carry the affiliated broadcasting network. In addition, our ability to compete with certain programming networks for distribution may be hampered because the MVPDs through which we seek distribution may be affiliated with these programming networks. Because such distributors may have a substantial number of subscribers, the ability of such programming networks to obtain distribution on the systems of affiliated distributors may lead to increased revenue for these programming networks because of their increased penetration compared to our networks. Even if the affiliated distributors carry our networks, they may place their affiliated programming network on a more desirable tier or programming package, thereby giving their affiliated programming network a competitive advantage over our own which would have a materially adverse effect on our business, financial condition and results of operations.
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
We must successfully adapt to technological advances in our industry, including the emergence of alternative distribution platforms. Our ability to exploit new distribution platforms and viewing technologies will affect our ability to maintain or grow our business and may increase our capital expenditures. Additionally, we must adapt to changing consumer behavior driven by advances such as DVRs, video-on-demand, online based content delivery, Blu-ray™ players, game consoles and mobile devices. Such changes may impact the revenue we are able to generate from our traditional distribution methods by decreasing the viewership of our networks on cable and other MVPD systems. If we fail to adapt our distribution methods and content to emerging technologies, our appeal to our targeted audiences might decline and there would be a materially adverse effect on our business, financial condition and results of operations.
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
To an increasing extent, the success of our business depends on exclusive original programming and our ability to accurately predict how audiences will respond to our original programming. Because original programming often involves a greater degree of financial commitment, as compared to acquired programming that we license from third parties, and because our network branding strategies depend significantly on a relatively small number of original series, a failure to anticipate viewer preferences for such series could be especially detrimental to our business.
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
If our programming does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of our programming, we may have a diminished negotiating position when dealing with distributors, which could reduce our revenue and earnings. We cannot assure you that we will be able to maintain the success of any of our current programming, or generate sufficient demand and market acceptance for our new original programming. This would materially adversely impact our business, financial condition and results of operations.

Our networks’ success depends upon the availability of programming that is adequate in quantity and quality, and we may be unable to secure or maintain such programming.
Our networks’ success depends upon the availability of quality programming, particularly original programming and films, that is suitable for our target markets. While we produce some of our original programming, we obtain most of our programming (including some of our original series, films and other acquired programming) through agreements with third parties that have produced or control the rights to such programming. These agreements expire at varying times and may be terminated by the other party if we are not in compliance with their terms.
We compete with other programming networks to secure desired programming. Competition for programming has increased as the number of programming networks has increased. Other programming networks that are affiliated with programming sources such as movie or television studios or film libraries may have a competitive advantage over us in this area. In addition to other cable programming networks, we also compete for programming with national broadcast television networks, local broadcast television stations, video-on-demand services and online based content delivery services such as Amazon, Hulu, iTunes and Netflix. Some of these competitors have exclusive contracts with motion picture studios or independent motion picture distributors or own film libraries.
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
We have entered into output licensing agreements that require us to make substantial payments.
We have entered into agreements to acquire theatrical releases from Sony and Disney. These agreements expire on December 31, 2021 and 2015, respectively. Each agreement requires us to pay for films released by each studio at rates calculated on a pricing grid that is based on each film’s domestic box office performance (subject to maximum amounts payable per film and a cap on the number of films that can be put to us each year), and the amounts payable over the term of the respective agreements will be substantial. We believe that the theatrical performance of the films we will receive under the agreements will perform at levels consistent with the performance of films we have received from Sony and Disney in the past. We also assume a certain number of annual releases of first run films by Sony’s and Disney’s studios consistent with the number we received in prior years. Should the films perform at higher levels across the slate of films we receive or the quantity of films increase, then our payment obligations under these agreements would increase and would have a materially adverse effect on our business, financial condition and results of operations.
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
Our success is dependent upon our continued ability to transmit our programming to MVPDs from our satellite uplink facility, which transmissions are subject to FCC compliance in the U.S. We have entered into long-term satellite transponder leases that expire between 2018 and 2021 in the U.S. for carriage of our networks’ programming. These leases provide for the continued carriage of our programming on available replacement transponders and/or replacement satellites, as applicable, throughout the term of the leases, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur and would have a materially adverse effect on our business, financial condition and results of operations.
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
If our technology facility fails or its operations are disrupted, our business could be damaged.
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
Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.
We maintain information in digital form as necessary to conduct our business, including confidential and proprietary information regarding distributors, viewers and employees as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and we may lose revenue as a result of unlicensed use of our intellectual property. Furthermore, a penetration of our network security or other theft or misuse of personal consumer or employee information could subject us to business, regulatory, litigation and reputation risk, which could have a materially adverse effect on our business, financial condition and results of operations.
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
We regard our intellectual property rights, including service marks, trademarks, domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as critical to our success. Our business also relies heavily upon software codes, informational databases and other components that aid in the provision of our networks to our MVPDs.
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
Certain of our production employees at our Film Roman subsidiary are covered by collective bargaining agreements. In addition, our content providers’ talent, including writers, directors, actors and production personnel and those working on our original series, may be covered by labor agreements. In general, a labor dispute involving our employees, the employees of our subsidiaries, or talent involved in content production at our content providers or working on our original series may disrupt our operations or result in work stoppages. The resolution of labor disputes can be costly. Additionally, we cannot assure that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms without any work stoppages. Labor disputes or work stoppages may impair our ability to complete our original series or restrict our access to content, resulting in increased costs and decreased revenue, which would have a materially adverse effect on our business, financial condition and results of operations.
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
The regulation of MVPD’s is subject to the political process and has been in constant flux over the past two decades. Further material changes in the law and regulatory requirements must be anticipated. We cannot assure you that we will be able to anticipate material changes in laws or regulatory requirements or that future legislation, new regulation or deregulation will not have a materially adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our international operations.
We distribute programming and produce certain of our original series in a number of foreign jurisdictions. The inherent economic risks of doing business in international markets include, among other things, changes in the economic environment, exchange controls, tariffs and other trade barriers, foreign taxation, restrictions on content, differing degrees of protection for intellectual property, corruption and, in some markets, increased risk of political instability. Additionally, the local currencies in which our international operations conduct their business could change in value relative to the U.S. dollar, exposing our results to exchange rate fluctuations.
Our license agreement with Weinstein requires us to pay a master advance.
We pay a master advance to Weinstein for a portfolio of films that we distribute for Weinstein in the home entertainment ancillary revenue markets. The master advance is non-refundable and is earned back or recouped from the profits earned from the distribution of the overall portfolio of films. The total master advance could exceed the portfolio’s total profits, which would require us to record such excess as a loss in our consolidated statement of operations. Such loss could be significant and have a materially adverse effect on our business, financial condition and results of operations.

Our Starz Distribution operating segment depends on the quantity and box office success of Weinstein titles, which are difficult to predict.
The financial performance of our Anchor Bay Entertainment and Starz Digital businesses significantly depends on the number of titles provided by Weinstein, as well as the U.S. box office success of the Weinstein titles.  If we are not provided with a sufficient number of Weinstein titles, if the Weinstein titles do not gain the appropriate level of U.S. box office success, or if they have limited commercial appeal in the home entertainment ancillary market, we may be unable to garner advantageous placement for our DVDs and other media, at retail and online, and revenue for our Starz Distribution operating segment could be significantly impacted which may have a materially adverse effect on our business, financial condition and results of operations.

Our Starz Distribution operating segment is subject to intense competition, which may have a materially adverse effect on our profitability or on our ability to expand our business.
The home entertainment industry is highly competitive. We compete to sell DVDs and other media (e.g., digital and television programs) with all of the major Hollywood studios, including Disney, Paramount, Sony, Twentieth Century Fox, Universal and Warner Bros. as well as smaller studios such as Lionsgate. All of these studios distribute their theatrical, television and titles acquired from third parties on DVD and other media and have marketing budgets that are well in excess of the amounts we are able to spend to market our content. We also compete with independent home entertainment distributors that are not affiliated with a Hollywood studio such as Cinedigm Corp., Entertainment One, Gaiam, Magnolia Pictures and RLJ Entertainment.
In addition to competing with these parties for ultimate consumer sales of DVDs and other media, we also compete with them for “placement” at retailers and other distributors. Placement refers to the location in a store or on a website where our content is placed for sale as well as the actual amount of physical shelf space allotted to a release. The better the location and the more space we are allotted the greater the chance our content will be seen by the consumer and ultimately purchased. The quality and quantity of titles as well as the quality of our marketing programs determines how much shelf space we are able to garner at any given time as retailers and other distributors look to maximize sales.
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
Our DVD sales and other media sales are also impacted by myriad choices consumers have to view entertainment content, including over-the-air broadcast television, cable television networks, online services, mobile services, radio, print media, motion picture theaters and other sources of information and entertainment. The increasing availability of content from these varying media outlets may reduce our ability to sell DVDs and other media in the future, particularly during difficult economic conditions.
RISKS RELATED TO THE LMC SPIN-OFF
We may be subject to significant obligations related to the LMC Spin-Off.
Prior to the LMC Spin-Off, Old LMC entered into a tax sharing agreement with Liberty Spinco, Inc., now Liberty Media. Under this agreement, Liberty Media is generally required to indemnify Starz for any or all of the tax liabilities resulting from the LMC Spin-Off if the LMC Spin-Off fails to be a tax-free transaction. Starz, as the taxpaying entity, is subject to the risk of non-payment by Liberty Media of its indemnification obligations under the tax sharing agreement; however, in February 2014, Starz entered into a closing agreement with the Internal Revenue Service, which provides that the LMC Spin-Off qualified for tax-free treatment to Starz and Liberty Media. Starz’s tax sharing agreement with Liberty Media also contains a number of covenants by Starz not to take any action, or fail to take any action, following the LMC Spin-Off, which action or failure to act is inconsistent with the LMC Spin-Off qualifying as a tax-free transaction. Any breach of these covenants or the application of Section 355(e) of the Internal Revenue Code (the “Code”) to the LMC Spin-Off as a result of the LMC Spin-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire a 50-percent or greater interest (measured by vote or value) in the stock of Starz could cause the entirety of any tax liabilities associated with the LMC Spin-Off to be the obligation of Starz for which no indemnification would be available from Liberty Media. Starz has no assets other than those of Starz, LLC and its subsidiaries with which to pay any tax obligations.

RISKS RELATED TO OUR INDEBTEDNESS
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations.
We have a substantial amount of indebtedness. As of December 31, 2014, we had total debt of $1,179.5 million, consisting of $677.5 million of 5% senior notes due September 15, 2019 (“Senior Notes”), $432.0 million of borrowings under the senior secured revolving credit facility (“Revolving Credit Facility”) portion of our $1.5 billion credit agreement (“Credit Agreement”) which matures on November 16, 2016 and $70.0 million of capital lease obligations. We also have an additional $568.0 million available for borrowing under our Revolving Credit Facility as of that date.
We may incur significant additional indebtedness in the future.
Our level of indebtedness could limit our flexibility in responding to current market conditions, and could have a materially adverse effect on our financial position, preventing us from meeting our obligations under our debt instruments or otherwise restricting our business activities.
The existence of and limitations on the availability of our debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of our net cash provided by operating activities to be dedicated to the payment of principal on our indebtedness;

•
limit our ability to use net cash provided by operating activities or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to us for operations and any future business opportunities;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Revolving Credit Facility, are at variable interest rates;

•
cause our content providers and distributors to attempt to use our significant debt levels in order to put pricing pressure on us during negotiations of affiliation and output licensing agreements; and

•	increase our vulnerability to general economic and industry conditions.
Limitations imposed as a part of our debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the Senior Notes and our other indebtedness;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, other business opportunities or other general business purposes on satisfactory terms or at all;

•	limit our flexibility to plan for, or react to, changes in our business and industry; and

•	place us at a competitive disadvantage compared to our less leveraged competitors.
We may not be able to generate sufficient net cash provided by operating activities to service our debt obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of net cash provided by operating activities sufficient to permit us to pay the principal and interest on our indebtedness, including our Revolving Credit Facility and Senior Notes.

If our net cash provided by operating activities and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in original programming and capital expenditures, or to dispose of material assets or operations, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Additionally, we may not be able to consummate asset dispositions or obtain the proceeds that we expect to realize from them, and any proceeds received may not be adequate to meet any debt service obligations then due. The terms of the indenture governing our Senior Notes, the Credit Agreement and future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.
Covenants in our debt agreements will restrict our business in many ways.
Our Credit Agreement and Senior Notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens on property or assets;

•	make certain loans or investments;

•	sell or dispose of assets;

•	pay certain dividends and other restricted payments;

•	dissolve, consolidate or merge;

•	enter into certain transactions with affiliates;

•	enter into sale/leaseback transactions; and

•	restrict subsidiary distributions.
Our Credit Agreement and Senior Notes contain restrictive covenants and our Credit Agreement requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our Credit Agreement, which in turn could result in a default under the indenture governing our Senior Notes. Upon the occurrence of an event of default under our Credit Agreement, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged our membership interest and the equity interests of our material restricted subsidiaries as collateral under our Credit Agreement. If the lenders and counterparties under our Credit Agreement accelerate the repayment of obligations, we may not have sufficient assets to repay our Revolving Credit Facility, and our other indebtedness.
Borrowings under our Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, we may not be able to successfully hedge the impact of these increased interest rates and our debt service obligations under the Revolving Credit Facility would increase even though the amount borrowed remained the same, and our net income and cash on hand would decrease.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease office space for executive offices and distribution and sales operations in Atlanta, Georgia; Beverly Hills, California; Burbank, California; Englewood, Colorado; Media, Pennsylvania; New York, New York; Troy, Michigan; Toronto, Ontario and Sydney, Australia.
Item 3. Legal Proceedings
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
Starz’s common stock (ticker symbols STRZA and STRZB) did not begin trading until January 14, 2013 (after the LMC Spin-Off). Each series of our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”). Subsequent to the LMC Spin-Off, the following table sets forth the range of high and low sales prices of shares of our common stock from January 14, 2013 through December 31, 2014.

	Series A (STRZA)		Series B (STRZB)
	High	Low	High	Low
Year Ended December 31, 2014
First quarter	$33.75	$26.38	$33.60	$26.32
Second quarter	$34.20	$27.99	$33.15	$27.60
Third quarter	$33.69	$27.36	$33.19	$27.54
Fourth quarter	$34.53	$27.53	$34.82	$27.63
Year Ended December 31, 2013
January 14 through March 31, 2013	$22.30	$14.00	$22.44	$14.99
Second quarter	$24.58	$20.00	$24.60	$20.56
Third quarter	$28.50	$21.11	$27.84	$21.31
Fourth quarter	$30.72	$26.67	$30.72	$26.70
Performance Graph
The following graph compares the cumulative total return on our Series A common stock and Series B common stock with the comparable cumulative return of the S&P 500 Media Index for our peer group and the S&P 400 Mid Cap Index for the period from January 14, 2013, the date our common stock began trading on Nasdaq, to December 31, 2014. The performance graph assumes that the value of the investment in our Series A and Series B common stock, the S&P 500 Media Index and the S&P 400 Mid Cap Index was $100 on January 14, 2013 and that all dividends were reinvested.

	Starz	Starz	S&P 500	S&P
	Series A	Series B	Media Index	Mid Cap Index
1/14/2013	$100.00	$100.00	$100.00	$100.00
3/31/2013	$156.54	$136.49	$111.12	$109.05
6/30/2013	$156.18	$145.43	$117.80	$109.73
9/30/2013	$198.80	$185.66	$127.38	$117.58
12/31/2013	$206.64	$194.73	$143.45	$126.91
3/31/2014	$228.13	$216.48	$140.64	$130.31
6/30/2014	$210.53	$196.75	$150.20	$135.45
9/30/2014	$233.78	$220.15	$149.58	$129.59
12/31/2014	$209.89	$198.80	$159.46	$137.29
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Holders
As of January 31, 2015, there were approximately 1,366 and 83 holders of our Series A and Series B common stock, respectively. The foregoing number of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.
Dividends
We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.
Securities Authorized for Issuance Under Equity Compensation Plans
Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders that will be filed with the Securities and Exchange Commission on or before April 30, 2015.
Purchases of Equity Securities by the Issuer
The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase our common stock. Fourth quarter repurchases and remaining availability under the repurchase program were as follows:

	Series A common stock
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 1 - 31, 2014	1,160,120	$31.62	1,160,120	$247.3 million
November 1 - 30, 2014	889,200	$31.43	889,200	$219.3 million
December 1 - 31, 2014	1,252,341	$29.61	1,252,341	$182.2 million
Total	3,301,661		3,301,661
In addition to the shares listed in the table above, 22,848 shares of Series A common stock were surrendered in the fourth quarter of 2014 by our employees to pay withholding taxes in connection with the vesting of restricted stock.

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

The statement of operations, balance sheet and other financial data included in the following selected historical consolidated financial data as of December 31, 2014 and 2013 and for each year in the three-year period ended December 31, 2014 have been derived from the audited annual consolidated financial statements of Starz included elsewhere in this annual report. The balance sheet data as of December 31, 2012, 2011 and 2010 and the statement of operations and other financial data for the years ended December 31, 2011 and 2010 have been derived from the audited annual consolidated financial statements of Starz which are not included in this annual report. The selected historical consolidated financial data presented below should be read in conjunction with the consolidated financial statements included elsewhere in this annual report and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Statement of Operations Data (in millions, except per share amounts)

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue:
Programming networks and other services	$1,467.5	$1,481.0	$1,419.1	$1,372.1	$1,380.3
Home video net sales	196.4	296.5	211.6	241.9	225.0
Total revenue	1,663.9	1,777.5	1,630.7	1,614.0	1,605.3
Costs and expenses:
Programming (including amortization)	600.6	633.9	661.9	651.2	647.8
Production and acquisition (including amortization)	178.7	268.6	192.4	158.8	177.9
Home video cost of sales	60.0	71.1	63.9	62.4	69.8
Operating	54.3	54.9	53.5	53.7	73.3
Selling, general and administrative	299.2	306.4	234.2	245.4	340.3
Depreciation and amortization	19.4	17.4	19.4	17.9	20.5
Total costs and expenses	1,212.2	1,352.3	1,225.3	1,189.4	1,329.6
Operating income	451.7	425.2	405.4	424.6	275.7
Other income (expense):
Interest expense, including amounts due to affiliates, net of amounts capitalized	(46.5)	(45.0)	(25.7)	(5.0)	(20.9)
Other income (expense), net	4.6	9.0	3.0	(3.5)	(0.5)
Income from continuing operations before income taxes	409.8	389.2	382.7	416.1	254.3
Income tax expense	(140.8)	(139.4)	(130.4)	(172.2)	(98.8)
Income from continuing operations	$269.0	$249.8	$252.3	$243.9	$155.5
Net income per common share:
Basic (1)	$2.57	$2.13	$2.12	$2.00	$1.32
Diluted (1)	$2.43	$2.04	$2.12	$2.00	$1.32

Balance Sheet Data (in millions)

	As of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$13.4	$25.7	$749.8	$1,099.9	$315.7
Program rights (2)	$614.8	$605.0	$678.7	$761.9	$734.1
Investment in films and television programs	$319.5	$194.6	$181.7	$183.9	$120.7
Total assets	$1,573.2	$1,450.0	$2,176.1	$2,603.1	$1,893.0
Current portion of debt	$5.3	$4.9	$4.1	$4.1	$58.2
Debt	$1,174.2	$1,054.5	$535.7	$540.9	$41.0
Total debt	$1,179.5	$1,059.4	$539.8	$545.0	$99.2
Stockholders’ equity / member’s interest	$48.5	$61.9	$1,312.0	$1,651.5	$1,508.7

Other Financial Data (in millions, except ratios)

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
Net cash provided by operating activities	$206.5	$312.8	$292.1	$348.0	$191.1
Net cash used in investing activities	$(19.6)	$(14.8)	$(16.2)	$(7.7)	$(7.1)
Net cash provided by (used in) financing activities	$(199.2)	$(1,022.0)	$(626.1)	$443.9	$(128.4)
Ratio of total debt to Adjusted OIBDA (3)	2.4x	2.2x	1.2x	1.2x	0.3x
Adjusted OIBDA (4)	$501.7	$476.9	$444.8	$449.6	$335.7
Selected Operating Data (in millions)

	As of December 31,
	2014	2013	2012	2011	2010
STARZ subscribers	23.3	22.2	21.2	19.6	18.2
ENCORE subscribers	34.0	34.9	34.8	33.2	32.8
Total subscribers	57.3	57.1	56.0	52.8	51.0
___________________

(1)
For presentation purposes, the common stock assumed to be outstanding for the basic net income per common share calculation during the years ended December 31, 2012, 2011 and 2010 represented the number of shares as of the LMC Spin-Off, excluding unvested outstanding restricted shares as of each applicable date. The common stock assumed to be outstanding for the diluted net income per common share calculation during the years ended December 31, 2012, 2011 and 2010 represented the number of shares as of the LMC Spin-Off, the unvested outstanding restricted shares actually held by Starz employees plus any dilutive common shares actually held by Starz employees at each applicable date.

(2)	Total of current and long-term program rights.

(3)	Ratio is calculated based on total debt divided by Adjusted OIBDA.

(4)	The following table provides a reconciliation of Adjusted OIBDA to income from continuing operations before income taxes (in millions):

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
Adjusted OIBDA	$501.7	$476.9	$444.8	$449.6	$335.7
Stock compensation, long-term incentive plan and phantom stock appreciation rights	(30.6)	(34.3)	(20.0)	(7.1)	(39.5)
Depreciation and amortization	(19.4)	(17.4)	(19.4)	(17.9)	(20.5)
Interest expense, including amounts due to affiliate, net of amounts capitalized	(46.5)	(45.0)	(25.7)	(5.0)	(20.9)
Other income (expense), net	4.6	9.0	3.0	(3.5)	(0.5)
Income from continuing operations before income taxes	$409.8	$389.2	$382.7	$416.1	$254.3

For an explanation of Adjusted OIBDA, a non-GAAP financial measure, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA).”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis, or MD&A, of the results of operations and financial condition is provided as a supplement to the audited annual consolidated financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of operations. The information included in this MD&A should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K as well as the financial data set forth under “Item 6. Selected Financial Data.” For an overview of Starz and discussion of our business, including our strategy and challenges, see “Item 1. Business.”
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
Revenue
The STARZ and ENCORE networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with MVPDs. Programming revenue is recognized in the period during which programming is provided, either:

•	based solely on the total number of subscribers who receive our networks multiplied by rates specified in the agreements (i.e., consignment), or

•	based on amounts or rates which are not tied solely to the total number of subscribers who receive our networks (i.e., non-consignment).
The agreements generally provide for annual contractual rate increases of a fixed percentage or a fixed amount, or rate increases tied to annual increases in the Consumer Price Index.
Starz Distribution earns revenue from its Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses through the sale of its content in the U.S. and throughout the world on DVDs, free and pay television, pay-per-view, video-on-demand, SVOD, electronic sell-through and other digital formats. Revenue generated from the sale of DVDs is recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale lapse. At the time of the initial sale, we also record a provision, based on historical trends and practices, to reduce revenue for discounts and rebates provided to customers related to the sale of DVDs. Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement and is available for exploitation by the licensee. The film or program is available for exploitation when it has been delivered or is available to the licensee and the license period has commenced. Starz Distribution’s content includes content we own and license, including Starz Networks’ original series, and for Anchor Bay Entertainment and Starz Digital, it also includes the Weinstein’s films.
Starz Animation recognizes revenue related to animation services provided to customers under contract generally based on the percentage that costs incurred-to-date bear to estimated total costs to complete utilizing the most recent information. Revenue recognized is proportional to the work performed-to-date under the contracts.

Costs and Expenses
Programming costs are Starz Networks’ largest expense. The cost of program rights for films and television programs (including original series) exhibited by Starz Networks is generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Starz Networks generally has rights to two or three separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window with the majority of the cost allocated to the first window. Programming costs vary due to the number of airings and cost of our original series, the number of films licensed and the cost per film paid under our output and library programming agreements.
Production and acquisition costs are Starz Distribution’s largest expense and include amortization of our investment in films and television programs, participation and royalty costs and residuals. The portion of costs attributed to the pay television window for our original series is included in programming costs. All remaining production and acquisition costs for original series as well as our other films and television programs that we own or license (not including films licensed under our output and library programming agreements which are included in programming costs) are amortized to production and acquisition costs based on the proportion that current revenue bears to an estimate of remaining unrecognized revenue (also known as “Ultimate Revenue”) for each film or television program. The amount of production and acquisition costs that we will incur for original programming is impacted by both the number of and cost of the productions and the various distribution rights that we acquire or retain for these productions. Participation costs represent amounts paid or due to participants under agreements we have whereby Starz Distribution distributes content in which a participant (e.g., Weinstein, producers or writers of our original programming, etc.) has an ownership interest.
Home video cost of sales represents the direct costs related to the production and distribution of DVDs in our Starz Distribution segment. Costs related to the production of DVDs include costs such as distribution fees, freight, manufacturing costs and mastering costs.
Operating expenses primarily include production costs related to animation services provided to customers under contract and represent Starz Animation’s largest expense. In addition, it includes our Starz Networks’ operating costs (e.g., salaries, transponder expenses and maintenance and repairs) and non-DVD distribution expenses related to Starz Distribution.
Selling, general and administrative expenses include our advertising and marketing costs and our general and administrative expenses. Our advertising and marketing costs primarily include consumer marketing, distributor marketing support and other marketing costs. Our general and administrative expenses include salaries, stock compensation and other overhead costs.
ADJUSTED OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION (ADJUSTED OIBDA)
We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as Adjusted OIBDA. We define Adjusted OIBDA as revenue less programming costs (excluding stock compensation expense), production and acquisition costs, home video cost of sales, operating expenses (excluding stock compensation expense) and selling, general and administrative expenses (excluding stock compensation expense). Our chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate our operating segments’ performance and make decisions about allocating resources among our operating segments. We believe that Adjusted OIBDA is an important indicator of the operational strength and performance of our operating segments, including each operating segment’s ability to assist in servicing our debt and fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in our industry, and (ii) it excludes financial information that some may consider important in evaluating our performance. We compensate for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of our operating results.

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Year Ended December 31,
	2014	2013	2012
Adjusted OIBDA	$501.7	$476.9	$444.8
Stock compensation	(30.6)	(34.3)	(20.0)
Depreciation and amortization	(19.4)	(17.4)	(19.4)
Interest expense, net of amounts capitalized	(46.5)	(45.0)	(25.7)
Other income, net	4.6	9.0	3.0
Income before income taxes	$409.8	$389.2	$382.7

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2014 AND 2013

Our operating results were as follows (in millions, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue:
Programming networks and other services	$1,467.5	$1,481.0	$(13.5)	(1)%
Home video net sales	196.4	296.5	(100.1)	(34)%
Total revenue	1,663.9	1,777.5	(113.6)	(6)%
Costs and expenses:
Programming (including amortization)	600.6	633.9	(33.3)	(5)%
Production and acquisition (including amortization)	178.7	268.6	(89.9)	(33)%
Home video cost of sales	60.0	71.1	(11.1)	(16)%
Operating	54.3	54.9	(0.6)	(1)%
Selling, general and administrative	299.2	306.4	(7.2)	(2)%
Depreciation and amortization	19.4	17.4	2.0	11%
Total costs and expenses	1,212.2	1,352.3	(140.1)	(10)%
Operating income	451.7	425.2	26.5	6%
Other income (expense):
Interest expense, net of amounts capitalized	(46.5)	(45.0)	(1.5)	3%
Other income, net	4.6	9.0	(4.4)	(49)%
Income before income taxes	409.8	389.2	20.6	5%
Income tax expense	(140.8)	(139.4)	(1.4)	1%
Net income	$269.0	$249.8	$19.2	8%

COMPARISON OF YEAR ENDED DECEMBER 31, 2014 TO YEAR ENDED DECEMBER 31, 2013
Revenue
Revenue by segment was as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Revenue
Starz Networks	$1,312.0	$1,297.7	$14.3	1%
Starz Distribution	321.5	449.5	(128.0)	(28)%
Starz Animation	31.7	32.5	(0.8)	(2)%
Inter-segment eliminations	(1.3)	(2.2)	0.9	41%
	$1,663.9	$1,777.5	$(113.6)	(6)%
We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Starz Networks’ revenue represented 79% and 73% of our total revenue for the years ended December 31, 2014 and 2013, respectively.
The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2014	2013	‘14 vs ‘13	‘14 vs ‘13
STARZ	23.3	22.2	1.1	5%
ENCORE	34.0	34.9	(0.9)	(3)%
Total	57.3	57.1	0.2	—%

Revenue from Starz Networks increased $14.3 million or 1% for the year ended December 31, 2014 as compared to the corresponding prior year period. The overall increase was impacted by the one-time recognition during the second quarter of 2013 of $18.6 million of previously deferred revenue. Excluding this prior year one-time adjustment, revenue increased $32.9 million or 3% as a result of a $47.2 million increase due to higher effective rates, partially offset by a $14.3 million decrease due to lower average subscriptions. Consignment subscriptions were negatively impacted at certain distributors by reduced promotional activity, video household losses, programming package changes and retail price increases.

Revenue from Starz Distribution decreased $128.0 million or 28% for the year ended December 31, 2014 as compared to the corresponding prior year period. This decrease was primarily due to revenue from the distribution of films for Weinstein. The decrease in revenue for films distributed for Weinstein was due to a stronger overall performance of films in 2013, which included the films Django Unchained and Silver Linings Playbook. No significant home video releases of our original series and lower revenue from AMC Networks’ “The Walking Dead” also impacted the decrease in Starz Distribution’s revenue.
Programming
Starz Networks’ programming costs decreased $33.3 million or 5% for the year ended December 31, 2014 as compared to the corresponding prior year period. The decrease in programming costs is primarily due to a $14.2 million decrease in original series amortization expense and an $11.2 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. In 2013, we began to see the impact of a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during recent output agreement renewals. We expect to see continued savings in the

2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year by 2016 or 2017 so that our subscribers will have the opportunity to see a new STARZ original series or a new season of an existing STARZ original series throughout the year.
Production and Acquisition
Starz Distribution’s production and acquisition costs decreased $89.9 million or 33% for the year ended December 31, 2014 as compared to the corresponding prior year period. The decrease was primarily due to lower Starz Distribution revenue, which resulted in lower participation costs.
Home Video Cost of Sales
Starz Distribution’s home video cost of sales decreased $11.1 million or 16% for the year ended December 31, 2014 as compared to the corresponding prior year period. Home video cost of sales represented 31% and 24% of home video net sales for the years ended December 31, 2014 and 2013, respectively. This increase in costs as a percentage of sales was due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Advertising and marketing:
Starz Networks	$111.1	$104.9	$6.2	6%
Starz Distribution	33.2	43.6	(10.4)	(24)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	144.3	148.5	(4.2)	(3)%
General and administrative, excluding stock compensation
Starz Networks	87.7	88.3	(0.6)	(1)%
Starz Distribution	38.7	36.5	2.2	6%
Starz Animation	0.6	0.6	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	127.0	125.4	1.6	1%
Stock compensation	27.9	32.5	(4.6)	(14)%
Total general and administrative	154.9	157.9	(3.0)	(2)%

Total selling, general and administrative	$299.2	$306.4	$(7.2)	(2)%

General and administrative expense as a percentage of consolidated revenue	9%	9%
Starz Networks’ advertising and marketing costs increased due to increased spend related to our original programming line-up and was partially offset by a decrease in distributor marketing support. Starz Distribution’s advertising and marketing costs decreased primarily as a result of lower spend on films distributed for Weinstein resulting from the stronger overall performance of Weinstein films in 2013 as compared to 2014. The decrease in Starz Networks’ general and administrative expense was primarily due to a decrease in legal costs. The increase in Starz Distribution’s general and administrative expense was primarily due to an increase in bad debt expense. Stock compensation decreased in 2014 as a result of the final vesting of certain stock options and restricted shares in late 2013.
Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2014	2013	‘14 vs ‘13	‘14 vs ‘13
Adjusted OIBDA
Starz Networks	$496.4	$456.2	$40.2	9%
Starz Distribution	7.5	24.0	(16.5)	(69)%
Starz Animation	(2.7)	(2.6)	(0.1)	(4)%
Inter-segment eliminations	0.5	(0.7)	1.2	171%
	$501.7	$476.9	$24.8	5%
Adjusted OIBDA for Starz Networks increased $40.2 million as compared to the corresponding prior year period. Excluding the one-time recognition, during the second quarter of 2013, of $18.6 million of deferred revenue mentioned above, Adjusted OIBDA for Starz Networks increased $58.8 million or 13%. Such increase was a result of the increase in revenue and lower programming costs, both of which were slightly offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution decreased $16.5 million primarily due to lower revenue and an increase in bad debt expense, which was partially offset by a decrease in production and acquisition costs.
Other Income, Net
We recorded other income of $4.6 million for the year ended December 31, 2014 as compared to $9.0 million for the year ended December 31, 2013. Other income for the year ended December 31, 2014 includes $10.7 million of cash we received from Revolution Studios Holding Company, LLC (“Revolution”), an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets. We account for our investment in Revolution using the equity method and reduced our investment to zero in 2006. This income was partially offset by loss on sale of assets and foreign currency exchange losses. Other income for the year ended December 31, 2013 was primarily due to $8.8 million related to the release of our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 11 to the accompanying consolidated financial statements.
Income Taxes
We had income before income taxes of $409.8 million and $389.2 million and income tax expense of $140.8 million and $139.4 million for the year ended December 31, 2014 and 2013, respectively. Our effective tax rate was 34% and 36% for the year ended December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014 and 2013, our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of a deduction under Internal Revenue Code Section 199 (“Section 199”), state and local taxes and changes in our valuation allowance for deferred taxes. Section 199 allows U.S. taxpayers a deduction for qualified domestic production activities.  We analyzed our programming packages, and based on this analysis concluded that our programming packages met the qualified production activity criteria of Section 199 for 2014 and 2013.  As a result, we recorded a tax benefit of $10.4 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2013 AND 2012

Operating results were as follows (in millions, except as otherwise indicated):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue:
Programming networks and other services	$1,481.0	$1,419.1	$61.9	4%
Home video net sales	296.5	211.6	84.9	40%
Total revenue	1,777.5	1,630.7	146.8	9%
Costs and expenses:
Programming (including amortization)	633.9	661.9	(28.0)	(4)%
Production and acquisition (including amortization)	268.6	192.4	76.2	40%
Home video cost of sales	71.1	63.9	7.2	11%
Operating	54.9	53.5	1.4	3%
Selling, general and administrative	306.4	234.2	72.2	31%
Depreciation and amortization	17.4	19.4	(2.0)	(10)%
Total costs and expenses	1,352.3	1,225.3	127.0	10%
Operating income	425.2	405.4	19.8	5%
Other income (expense):
Interest expense, net of amounts capitalized	(45.0)	(25.7)	(19.3)	75%
Other income, net	9.0	3.0	6.0	200%
Income before income taxes	389.2	382.7	6.5	2%
Income tax expense	(139.4)	(130.4)	(9.0)	7%
Net income	$249.8	$252.3	$(2.5)	(1)%

COMPARISON OF YEAR ENDED DECEMBER 31, 2013 TO YEAR ENDED DECEMBER 31, 2012
Revenue
Revenue by segment was as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Revenue
Starz Networks	$1,297.7	$1,276.8	$20.9	2%
Starz Distribution	449.5	320.6	128.9	40%
Starz Animation	32.5	42.5	(10.0)	(24)%
Inter-segment eliminations	(2.2)	(9.2)	7.0	76%
	$1,777.5	$1,630.7	$146.8	9%

We generally account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.
Starz Networks’ revenue represented 73% and 78% of our total revenue for the years ended December 31, 2013 and 2012, respectively.

The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (in millions, except as otherwise indicated):

	As of December 31,		# Change	% Change
Period End Subscriptions:	2013	2012	‘13 vs ‘12	‘13 vs ‘12
STARZ	22.2	21.2	1.0	5%
ENCORE	34.9	34.8	0.1	—%
Total	57.1	56.0	1.1	2%

Revenue from Starz Networks increased $20.9 million or 2% for the year ended December 31, 2013 as compared to the corresponding prior year period. During the second quarter of 2013, certain contractual terms under affiliation agreements with two distributors resulted in the recognition of $18.6 million of previously deferred revenue.  Notwithstanding this one-time adjustment, revenue increased $2.3 million as a result of a $16.7 million increase due to higher effective rates from annual contractual rate increases, offset by a $14.4 million decrease due to lower consignment subscriptions and the non-renewal of the Netflix agreement in the first quarter of 2012. Consignment subscriptions were negatively impacted at certain distributors by reduced promotional activity and video household losses.
Revenue from Starz Distribution increased $128.9 million or 40% for the year ended December 31, 2013 as compared to the corresponding prior year period. This growth was primarily due to increases in revenue from the distribution of films for Weinstein, AMC Networks’ original series “The Walking Dead” and our original series. The increase in revenue from Weinstein films was primarily due to an increase in the number and stronger overall performance of the films, including the films Django Unchained and Silver Linings Playbook. The increase in revenue from our original series was primarily due to “The White Queen,” which premiered on STARZ in the third quarter of 2013, the “Spartacus” series and “Da Vinci’s Demons.”
Revenue from Starz Animation decreased $10.0 million or 24% for the year ended December 31, 2013 as compared to the corresponding prior year period primarily due to fewer projects in production.
Programming
Starz Networks’ programming costs decreased $28.0 million or 4% for the year ended December 31, 2013 as compared to the corresponding prior year period. The decrease in programming costs was due primarily to fewer first-run films and higher utilization of lower cost second window films licensed under our output agreements. This decrease was partially offset by increased exhibitions of our original series.
Production and Acquisition
Starz Distribution’s production and acquisition costs increased $76.2 million or 40% for the year ended December 31, 2013 as compared to the corresponding prior year period. The increase was primarily due to higher Starz Distribution revenue associated with films distributed for Weinstein, which resulted in higher participation costs. The increase in production and acquisition costs was partially offset by a decrease in revisions we made in our Ultimate Revenue estimates which resulted in impairments of $2.6 million in 2013 as compared to impairments of $17.2 million in 2012.
Home Video Cost of Sales
Starz Distribution’s home video cost of sales increased $7.2 million or 11% for the year ended December 31, 2013 as compared to the corresponding prior year period due to an increase in costs resulting from the increase in home video sales. Home video cost of sales represented 24% and 30% of home video net sales for the years ended December 31, 2013 and 2012, respectively. Such decrease in costs as a percentage of sales was due to our agreement with Weinstein under which Weinstein pays for the related DVD replication and packaging costs for its titles.

Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Advertising and marketing:
Starz Networks	$104.9	$76.1	$28.8	38%
Starz Distribution	43.6	29.5	14.1	48%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	148.5	105.6	42.9	41%
General and administrative, excluding stock compensation
Starz Networks	88.3	74.1	14.2	19%
Starz Distribution	36.5	34.7	1.8	5%
Starz Animation	0.6	0.6	—	—%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	125.4	109.4	16.0	15%
Stock compensation	32.5	19.2	13.3	69%
Total general and administrative	157.9	128.6	29.3	23%

Total selling, general and administrative	$306.4	$234.2	$72.2	31%

General and administrative expense as a percentage of consolidated revenue	9%	8%
The increase in advertising and marketing costs for Starz Networks was due to increased spend related to our original programming line-up, which included four original series premiering during 2013 as compared to three original series premiering during 2012, higher advertising at year end for our original series “Black Sails” which premiered in the first quarter of 2014 and increased cooperative marketing efforts with our distributors. The increase in advertising and marketing costs for Starz Distribution was primarily related to increased spend on films distributed for Weinstein. The increase in general and administrative expenses for Starz Networks was primarily due to increased litigation related legal costs and costs associated with becoming an independent public company. Stock compensation increased as a result of an increase in the number of options granted, and at a higher grant-date fair value than options previously granted, and an increase in the number of restricted shares granted. Historically, we have granted stock options and restricted shares annually in March. During 2013 the timing was changed to December, which resulted in two grants occurring during 2013.

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Year Ended December 31,		$ Change	% Change
	2013	2012	‘13 vs ‘12	‘13 vs ‘12
Adjusted OIBDA
Starz Networks	$456.2	$447.4	$8.8	2%
Starz Distribution	24.0	(5.0)	29.0	580%
Starz Animation	(2.6)	(0.9)	(1.7)	(189)%
Inter-segment eliminations	(0.7)	3.3	(4.0)	(121)%
	$476.9	$444.8	$32.1	7%

Adjusted OIBDA for Starz Networks increased $8.8 million primarily as a result of the one-time adjustment to Starz Networks’ revenue mentioned above and lower programming costs, which were partially offset by higher advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $29.0 million due to higher revenue and a decrease in impairments related to our investment in films and television programs. Starz Distribution’s revenue increased at a higher rate than Adjusted OIBDA due to higher sales of lower margin films distributed for Weinstein. The increases for Starz Networks and Starz Distribution were offset by decreases from Starz Animation, due to fewer projects in production, and Inter-segment eliminations, primarily as a result of fewer exhibitions of related party films.
Interest Expense
Interest expense increased $19.3 million for the year ended December 31, 2013 as compared to the corresponding prior year period due to $520.2 million of additional net borrowings in 2013 (including the capital lease with LPH for our corporate headquarters) and a higher average interest rate. The increase in the average interest rate resulted from the repayment of our term loan in 2012 with proceeds from the issuance of $500.0 million of our Senior Notes. The Senior Notes bear interest at a fixed rate of 5.0% which is higher than the variable rate under the term loan.
Other Income, Net
We recorded other income of $9.0 million for the year ended December 31, 2013 as compared to $3.0 million for the year ended December 31, 2012. The income for the year ended December 31, 2013 was primarily due to $8.8 million related to the release of our guarantee of the Canadian Next Generation of Jobs Fund Grant as further described in Note 11 to the accompanying consolidated financial statements. The income for the year ended December 31, 2012 was primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.
Income Taxes
We had income before income taxes of $389.2 million and $382.7 million and income tax expense of $139.4 million and $130.4 million for the year ended December 31, 2013 and 2012, respectively. Our effective tax rate was 36% and 34% for the year ended December 31, 2013 and 2012, respectively.
For the year ended December 31, 2013, our effective tax rate differs from the U.S. federal income tax rate of 35% primarily as a result of a $12.6 million Section 199 deduction, state and local taxes and changes in our valuation allowance for deferred taxes. For the year ended December 31, 2012, our effective rate also differed from the U.S. federal income tax rate of 35% as a result of changes in our valuation allowance for deferred taxes, state and local taxes and Starz Media’s election, effective April 1, 2012, to convert itself from a limited liability company (“LLC”) treated as a corporation to a LLC treated as a partnership for U.S. federal and state income tax purposes. This election resulted in a $7.1 million deferred tax asset and corresponding tax benefit being recorded for the difference between the book basis and tax basis of our investment in Starz Media as of April 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2014, our cash and cash equivalents totaled $13.4 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated positive net cash provided by operating activities of $206.5 million, $312.8 million and $292.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our primary uses of cash are payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $389.1 million, $399.9 million and $456.6 million for years ended December 31, 2014, 2013 and 2012, respectively, and decreased primarily due to fewer first-run films in 2014 and 2013 as compared to 2012. Cash paid for original programming, home video and other content totaled $389.5 million, $302.5 million and $270.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 as compared to 2013 was primarily due to the increase in the number of original series in production. The increase in 2013 as compared to 2012 was primarily due to the timing of payments under our distribution agreement with Weinstein. We plan to continue to increase our investments in original programming in future periods.
Changes in restricted cash, which is included in current and other assets, also impacted net cash provided by operating activities. Restricted cash decreased $30.1 million for the year ended December 31, 2014, increased $30.1 million for the year ended December 31, 2013 and decreased $4.9 million during the year ended December 31, 2012. The changes in restricted cash represent timing of proceeds received from distribution of Weinstein titles and payment of Weinstein’s portion of such proceeds. Payments made under our legacy long term incentive plan also negatively impacted net cash provided by operating activities in 2012 and 2013. During 2013, we made cash payments of $3.2 million under our long term incentive plan as compared to cash payments of $33.4 million during 2012. All remaining amounts due under the legacy long term incentive plan were paid in the second quarter of 2013. In addition, tax payments were $107.9 million during the year ended December 31, 2014 as compared to $184.4 million during the year ended December 31, 2013, and were positively impacted in 2014 by the Section 199 deduction which we qualified for in the fourth quarter of 2013, as well as overestimates of 2013 quarterly tax payments following the LMC Spin-Off.
During the year ended December 31, 2014, we invested $19.1 million for an approximate 40% ownership interest in Playco Holdings Limited, a venture that will offer a STARZ-branded online SVOD service in select emerging market countries. We also received $10.7 million of cash from Revolution, an equity investee in which we hold a 15% ownership interest, as a result of the sale of all of its assets during the year ended December 31, 2014.
We used $328.3 million of cash to buy back 10.9 million shares of common stock, including fees, under our share repurchase program during the year ended December 31, 2014 as compared to $289.9 million of cash to buy back 11.5 million shares of common stock, including fees, during the year ended December 31, 2013. We had $182.2 million available under our share repurchase program as of December 31, 2014. The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase our common stock.
In connection with the LMC Spin-Off, we distributed $1.8 billion in cash to Old LMC (paid as follows: $100.0 million on July 10, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013), funded by a combination of cash on hand and $550.0 million of borrowings under our Revolving Credit Facility.
On September 13, 2012, we closed the offering of $500.0 million of 5.0% Senior Notes due September 15, 2019, the net proceeds of which were used together with cash on hand to repay and terminate the senior secured term loan we entered into on November 16, 2011 under our Credit Agreement (which includes our Revolving Credit Facility). On February 8, 2013, we completed the issuance of an additional $175.0 million of senior notes, which were issued as additional notes under the indenture governing the Senior Notes. The net proceeds from this issuance were used to repay indebtedness under our Revolving Credit Facility.
The Credit Agreement contains certain covenants, including a covenant that limits our maximum leverage ratio, as defined in the Credit Agreement, to not more than 4.25 to 1.00. In addition, investments in unrestricted subsidiaries, as defined in the Credit Agreement, shall not exceed $150.0 million during the term of the Credit Agreement. Starz Entertainment and Starz Finance Corp. are the only guarantors and restricted subsidiaries under the Credit Agreement. The Credit Agreement matures on November 16, 2016.

We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our Revolving Credit Facility and we expect that we will be able to utilize these sources to fund our cash commitments for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2015. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our Revolving Credit Facility through its expiration on November 16, 2016 and borrowings under a replacement credit facility or other financing sources thereafter will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2016 through 2019. However, there are no assurances that such replacement credit facility or other financing sources will be available, or available on terms acceptable to Starz. As of December 31, 2014, we had $568.0 million of borrowing capacity available under our Revolving Credit Facility.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
We are required to make future payments under various contracts, including output licensing agreements, affiliation agreements, debt agreements, lease agreements and various other agreements. Information concerning the amount and timing of required payments related to our contractual obligations at December 31, 2014 is summarized below (these contractual obligations are grouped in the same manner as they are classified in the consolidated statements of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information).

	Payments due by period (in millions)
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Operating activities:
Programming rights	$950.8	$376.5	$229.2	$187.1	$158.0
Affiliation agreements	48.9	34.3	13.0	1.0	0.6
Investment in films and television programs	295.7	237.6	58.1	—	—
Operating lease obligations	19.7	6.6	7.5	4.1	1.5
Purchase orders and other obligations	247.4	234.2	13.2	—	—
Interest related to total debt	244.9	58.9	83.8	65.2	37.0
Financing activities:
Repayments of total debt	1,179.5	5.3	443.5	687.5	43.2
Investing activities:
Purchases of property and equipment	0.7	0.7	—	—	—
Total	$2,987.6	$954.1	$848.3	$944.9	$240.3
Obligations for Operating Activities
We are obligated to pay programming fees for all qualifying films that are released theatrically in the U.S. by Sony’s Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels through 2021. We do not license films produced by Sony Pictures Animation. We are also obligated to pay programming fees for qualifying theatrically released films from Disney through 2015 under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks and released by Disney are not licensed to us under the agreement. The programming fees to be paid by us to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. We have also entered into agreements with a number of other motion picture producers and are obligated to pay fees for the rights to exhibit certain films that are released by these producers. In addition to the amounts stated above in the table, we are also obligated to pay fees for films that have not yet been released in theaters. We are unable to estimate the amounts to be paid under these agreements for films that have not yet been released in theaters; however, such amounts are expected to be significant.
Obligations for Financing Activities
The Revolving Credit Facility is due November 16, 2016 and the Senior Notes are due September 15, 2019. We also have capital lease obligations associated with our Englewood, Colorado corporate office building and our transponder capacity. Under the terms of the building lease (which is accounted for as a capital lease), we will lease the facilities for a term of 10 years, with an additional four successive five-year renewal terms at our option. We are obligated to pay approximately $3.4 million each year of the lease, with annual increases related to the change in the Consumer Price Index. Our transponder lease agreements expire during 2018 to 2021.
CRITICAL ACCOUNTING ESTIMATES
The following represents a discussion of our critical accounting estimates. For information regarding our significant accounting policies, see Note 2 to our consolidated financial statements for the year ended December 31, 2014.
Program Rights
Programming costs are our most significant individual operating cost. Program rights for films and television programs (including original series) exhibited by Starz Networks are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. We estimate the number of exhibitions based on the number of exhibitions allowed in the agreement and the expected usage of the content. We generally have rights to two or three separate windows under our pay-television output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated value of each window. We have allocated a substantial portion of the programming costs to the first window as first-run content is believed to have greater appeal to subscribers when it is newer and therefore deemed to have greater value to us in acquiring and retaining subscribers. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements.
Additionally, we allocate programming costs associated with our original series between the pay television window and the ancillary revenue markets (e.g., home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. Costs allocated to the pay television window are amortized to expense over the anticipated number of exhibitions for each original series while costs associated with the ancillary revenue markets are amortized to expense based on the proportion that current revenue from the original series bears to its Ultimate Revenue. Estimates of fair value for the pay television and ancillary markets involve uncertainty as well as estimates of Ultimate Revenue.
Changes in management’s estimate of the anticipated exhibitions of films and original series on our networks and the estimate of Ultimate Revenue could result in the earlier recognition of our programming costs than anticipated. Conversely, scheduled exhibitions may not capture the appropriate usage of the program rights in current periods which would lead to the write-off of additional program rights in future periods and may have a significant impact on our future results of operations and our financial position.
Carrying Value of Investments in Films and Television Programs
Investment in films and television programs includes the cost of completed films and television programs (including original series) which we have produced or for which we have acquired distribution rights, as well as the cost of films and television programs in production, pre-production and development. Investment in films and television programs is stated at unamortized cost unless reduced to estimated fair value, as discussed below, on an individual film or program basis. Investment in films and television programs is amortized to production and acquisition costs using the individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films or television programs bears to Ultimate Revenue. Estimates of Ultimate Revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates. We periodically review revenue estimates and revise our assumptions as necessary, which impacts the timing of amortization expense. Significant revisions to our revenue estimates could also be an indicator that a title is impaired.
Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film or television program may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film or television program is less than its unamortized cost, the excess of unamortized cost over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs. Changes in these estimates could significantly impact the impairment analysis in the future.

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
If the qualitative assessment indicates that step one of the goodwill test is necessary, the fair value of Starz Networks’ goodwill is compared to its carrying value. Fair value is estimated by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. If the carrying amount of Starz Networks’ net assets exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step of the goodwill impairment test would compare the implied fair value of Starz Networks’ goodwill with the carrying amount of that goodwill. If the carrying amount of Starz Networks’ goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.
At December 31, 2014 and 2013, our qualitative assessment indicated that step one of the goodwill impairment analysis was not necessary. At December 31, 2012, our qualitative assessment indicated that step one of the goodwill impairment analysis was necessary due to the LMC Spin-Off and the known future change in our net assets due to the remaining $1.2 billion of the $1.8 billion cash distribution we made to Old LMC on January 10, 2013. We utilized a valuation analysis which included a guideline public companies analysis and a discounted cash flow analysis, prepared by a third party, to perform step one, which indicated Starz Networks did not have an impairment at December 31, 2012.
The fair value of Starz Networks’ net assets substantially exceeds its carrying value. Goodwill impairment tests require a high degree of judgment with respect to estimates of future cash flows and discount rates as well as other assumptions. Accordingly, any value ultimately derived for Starz Networks’ net assets may differ from our estimate of fair value.
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
As of December 31, 2014, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$432.0	1.97%	$747.5	5.13%
A hypothetical 50 basis point change in interest rates prevailing at December 31, 2014 would either increase or decrease our annual interest expense on our variable rate debt by approximately $2.2 million. As noted above, our outstanding debt at December 31, 2014 was primarily fixed rate debt. We have borrowing capacity at December 31, 2014 of $568.0 million under our Revolving Credit Facility at variable rates.

At December 31, 2014, the fair value of the Senior Notes was $688.5 million. We believe the fair value of our borrowings under our Revolving Credit Facility approximate their carrying value as of December 31, 2014 due to their variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of December 31, 2014, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 8. Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm and our consolidated financial statements and notes thereto appear in a separate section of this report (beginning on page F-2 following Part IV).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (the “Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We assessed the design and effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992 (“1992 Framework”), both frameworks provide principles-based guidance for designing and implementing effective internal controls. As of December 31, 2014, we continue to utilize the 1992 Framework. We expect to adopt the 2013 Framework during the fiscal year ending December 31, 2015.
Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effectively designed and operating effectively.
Our independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III.

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2015:
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
10.1
Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (the “2011 Incentive Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 6, 2013 (File No. 001-35294) (the “2013 10-Q”))

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the December 31, 2012 Annual Report on Form 10-K filed on February 27, 2013 (File No. 001-35294) (the Starz 10-K”))

10.3	Form of Restricted Stock Award Agreement under the Registrant’s 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.4
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 1, 2014 (File No. 001-35294) (the “2014 10-Q”))

10.5	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2014 10-Q)
10.6	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013) (incorporated by reference to Exhibit 10.3 to the 2013 10-Q)

10.7	The Registrant’s Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4)
10.8
Non-Qualified Stock Option Agreement pursuant to the Starz Transitional Stock Adjustment Plan between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012 (File No. 001-35294))

10.9	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.7 to the Starz 10-K)
10.10	Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the S-4)
10.11	Tax Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)
10.12	Services Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)
10.13	Facilities Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)
10.14
Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed on February 14, 2011 (File No. 333-171201))

10.15	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.4 to the Starz 8-K)
10.16
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K)

10.17
Credit Agreement, dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Starz, LLC S-4)

10.18	Employment Agreement, effective as of January 1, 2013, by and between Starz and and Christopher Albrecht (incorporated by reference to Exhibit 10.1 to the 2013 10-Q)
10.19	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers (incorporated by reference to Exhibit 10.4 to the 2013 10-Q)
10.20	Form of Notice to certain named executive officers regarding amendments to equity awards (incorporated by reference to Exhibit 10.5 to the 2013 10-Q)

21.1	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

______________________

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: February 24, 2015		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: February 24, 2015		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Gregory B Maffei
Gregory B. Maffei	Chairman of the Board and Director	February 24, 2015

/s/ Christopher P. Albrecht
Christopher P. Albrecht	Director and Chief Executive Officer	February 24, 2015

/s/ Irving L. Azoff
Irving L. Azoff	Director	February 24, 2015

/s/ Andrew T. Heller
Andrew T. Heller	Director	February 24, 2015

/s/ Susan M. Lyne
Susan M. Lyne	Director	February 24, 2015

/s/ Jeffrey F. Sagansky
Jeffrey F. Sagansky	Director	February 24, 2015

/s/ Daniel E. Sanchez
Daniel E. Sanchez	Director	February 24, 2015

/s/ Charles Y. Tanabe
Charles Y. Tanabe	Director	February 24, 2015

/s/ Robert S. Wiesenthal
Robert S. Wiesenthal	Director	February 24, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
AUDITED FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F‑2
Report of Independent Registered Public Accounting Firm	F‑3
Consolidated Balance Sheets as of December 31, 2014 and 2013	F‑4
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F‑5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	F‑6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F‑7
Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012	F‑8
Notes to Consolidated Financial Statements	F‑9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Starz:

We have audited Starz’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Starz’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Starz’s internal control over financial reporting based on our audit.

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

In our opinion, Starz maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Starz and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Starz:

We have audited the accompanying consolidated balance sheets of Starz and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Starz and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 24, 2015

Starz and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013
(in millions, except share and per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13.4	$25.7
Restricted cash	—	30.1
Trade accounts receivable, net of allowances of $41.9 and $32.8 (Note 12)	249.1	247.1
Program rights	303.5	271.8
Deferred income taxes (Note 10)	0.9	0.5
Other current assets	70.1	63.8
Total current assets	637.0	639.0
Program rights	311.3	333.2
Investment in films and television programs, net (Note 3)	319.5	194.6
Property and equipment, net (Note 4)	89.8	95.7
Deferred income taxes (Note 10)	—	18.5
Goodwill (Note 12)	131.8	131.8
Other assets, net (Note 12)	83.8	37.2
Total assets	$1,573.2	$1,450.0

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 5)	$5.3	$4.9
Trade accounts payable	10.1	7.3
Accrued liabilities (Notes 6, 7 and 11)	327.4	297.8
Deferred revenue	7.4	16.6
Total current liabilities	350.2	326.6
Debt (Note 5)	1,174.2	1,054.5
Deferred income taxes (Note 10)	1.1	—
Other liabilities (Note 11)	7.9	14.2
Total liabilities	1,533.4	1,395.3

Stockholders’ equity (Note 8):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 91,874,138 and 101,130,964 shares at December 31, 2014 and December 31, 2013, respectively	0.9	1.0
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,872,524 and 9,875,737 shares at December 31, 2014 and December 31, 2014, respectively	0.1	0.1
Additional paid-in capital	24.0	310.6
Accumulated other comprehensive loss, net of taxes	(2.3)	(4.3)
Retained earnings (deficit)	25.8	(245.5)
Total stockholders’ equity	48.5	61.9
Noncontrolling interests in subsidiaries	(8.7)	(7.2)
Total equity	39.8	54.7
Commitments and contingencies (Note 11)
Total liabilities and equity	$1,573.2	$1,450.0

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012
(in millions, except per share amounts)

	2014	2013	2012

Revenue:
Programming networks and other services	$1,467.5	$1,481.0	$1,419.1
Home video net sales	196.4	296.5	211.6
Total revenue	1,663.9	1,777.5	1,630.7

Costs and expenses:
Programming (including amortization) (Note 9 and 11)	600.6	633.9	661.9
Production and acquisition (including amortization) (Notes 3 and 7)	178.7	268.6	192.4
Home video cost of sales	60.0	71.1	63.9
Operating (Note 9 and 11)	54.3	54.9	53.5
Selling, general and administrative (Notes 7, 9, 11 and 12)	299.2	306.4	234.2
Depreciation and amortization	19.4	17.4	19.4
Total costs and expenses	1,212.2	1,352.3	1,225.3

Operating income	451.7	425.2	405.4

Other income (expense):
Interest expense, net of amounts capitalized (Note 5)	(46.5)	(45.0)	(25.7)
Other income, net	4.6	9.0	3.0
Income before income taxes	409.8	389.2	382.7

Income tax expense (Note 10)	(140.8)	(139.4)	(130.4)

Net income	269.0	249.8	252.3

Net loss (income) attributable to noncontrolling interests	2.3	(2.5)	2.2

Net income attributable to stockholders / member	$271.3	$247.3	$254.5

Basic net income per common share (Note 12)	$2.57	$2.13	$2.12
Diluted net income per common share (Note 12)	$2.43	$2.04	$2.12
Weighted average number of common shares outstanding (Note 12):
Basic	105.5	115.9	120.0
Diluted	111.5	121.1	120.1

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012

Net income	$269.0	$249.8	$252.3

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2.7	0.1	(0.1)

Comprehensive income	271.7	249.9	252.2

Comprehensive loss (income) attributable to noncontrolling interests	1.6	(2.4)	2.2

Comprehensive income attributable to stockholders / member	$273.3	$247.5	$254.4

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	2014	2013	2012
Operating activities:
Net income	$269.0	$249.8	$252.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.4	17.4	19.4
Amortization of program rights	555.7	581.1	617.8
Program rights payments	(389.1)	(399.9)	(456.6)
Amortization of investment in films and television programs	130.0	212.4	141.6
Investment in films and television programs	(389.5)	(302.5)	(270.1)
Stock compensation	30.6	34.3	20.0
Payments of long term incentive plan	—	(3.2)	(33.4)
Deferred income taxes	19.3	8.4	(17.4)
Other non-operating and non-cash items	10.4	5.7	4.5
Changes in assets and liabilities:
Current and other assets	(29.0)	(61.1)	(12.2)
Due to affiliates	—	(39.5)	(5.6)
Payables and other liabilities	(20.3)	9.9	31.8
Net cash provided by operating activities	206.5	312.8	292.1

Investing activities:
Purchases of property and equipment	(11.2)	(14.8)	(16.2)
Investment in equity investee	(19.1)	—	—
Cash received from equity investee	10.7	—	—
Net cash used in investing activities	(19.6)	(14.8)	(16.2)

Financing activities:
Borrowings of debt	515.5	1,197.0	500.0
Payments of debt	(394.9)	(721.6)	(504.0)
Debt issuance costs	—	(2.4)	(8.5)
Distributions to Old LMC	—	(1,200.0)	(600.0)
Repurchases of common stock	(328.3)	(289.9)	—
Exercise of stock options	9.6	—	—
Minimum withholding of taxes related to stock compensation	(14.5)	(9.8)	(13.3)
Excess tax benefit from stock compensation	13.4	4.7	4.4
Distributions to Old LMC related to stock compensation	—	—	(4.7)
Net cash used in financing activities	(199.2)	(1,022.0)	(626.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	0.1
Net decrease in cash and cash equivalents	(12.3)	(724.1)	(350.1)
Cash and cash equivalents:
Beginning of year	25.7	749.8	1,099.9
End of year	$13.4	$25.7	$749.8

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2014, 2013 and 2012
(in millions)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Member’s Interest	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$—	$—	$—	$—	$—	$—	$1,651.5	$(8.4)	$1,643.1
Net income (loss)	—	—	—	—	—	—	254.5	(2.2)	252.3
Other comprehensive loss	—	—	—	—	—	—	(0.1)	—	(0.1)
Distributions to Old LMC (Note 1)	—	—	—	—	—	—	(600.0)	—	(600.0)
Distributions to Old LMC related to stock compensation	—	—	—	—	—	—	(4.7)	—	(4.7)
Change in deferred tax assets due to sale of noncontrolling interest	—	—	—	—	—	—	(1.9)	(0.3)	(2.2)
Stock compensation	—	—	—	—	—	—	26.0	1.1	27.1
Minimum withholding of taxes related to stock compensation	—	—	—	—	—	—	(13.3)	—	(13.3)
Balance at December 31, 2012	—	—	—	—	—	—	1,312.0	(9.8)	1,302.2
The LMC Spin-Off (Note 1)	—	1.1	0.1	1,808.1	(4.5)	(492.8)	(1,312.0)	—	—
Distribution to Old LMC (Note 1)	—	—	—	(1,245.7)	—	—	—	—	(1,245.7)
Tax attributes related to the LMC Spin-Off (Note 10)	—	—	—	11.5	—	—	—	—	11.5
Net income	—	—	—	—	—	247.3	—	2.5	249.8
Other comprehensive income (loss)	—	—	—	—	0.2	—	—	(0.1)	0.1
Stock compensation	—	—	—	31.6	—	—	—	0.2	31.8
Minimum withholding of taxes related to stock compensation	—	—	—	(9.8)	—	—	—	—	(9.8)
Excess tax benefit from stock compensation	—	—	—	4.7	—	—	—	—	4.7
Repurchases of common stock	—	(0.1)	—	(289.8)	—	—	—	—	(289.9)
Balance at December 31, 2013	—	1.0	0.1	310.6	(4.3)	(245.5)	—	(7.2)	54.7
Net income (loss)	—	—	—	—	—	271.3	—	(2.3)	269.0
Other comprehensive income	—	—	—	—	2.0	—	—	0.7	2.7
Stock compensation	—	—	—	33.1	—	—	—	0.1	33.2
Stock issued upon exercise of stock options	—	—	—	9.6	—	—	—	—	9.6
Minimum withholding of taxes related to stock compensation	—	—	—	(14.5)	—	—	—	—	(14.5)
Excess tax benefit from stock compensation	—	—	—	13.4	—	—	—	—	13.4
Repurchases of common stock	—	(0.1)	—	(328.2)	—	—	—	—	(328.3)
Balance at December 31, 2014	$—	$0.9	$0.1	$24.0	$(2.3)	$25.8	$—	$(8.7)	$39.8

See accompanying notes to consolidated financial statements.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Starz Networks

Starz Networks’ flagship premium networks are STARZ and ENCORE. STARZ, a first-run movie service, exhibits contemporary hit movies, original series, and documentaries. ENCORE airs first-run movies and classic contemporary movies. Starz Networks’ third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and ENCORE, along with MOVIEPLEX, air across 17 linear networks complemented by on-demand and online services. Starz Networks’ premium networks are offered by MVPDs to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis.

Starz Distribution

Starz Distribution includes Starz’s Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.

Anchor Bay Entertainment

Anchor Bay Entertainment sells or rents DVDs (standard definition and Blu-ray™) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent it has home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other distributors, including Amazon, Best Buy, Ingram Entertainment, Netflix, Redbox, Target and Wal-Mart.

Starz Digital

Starz Digital distributes content on pay-per-view, video-on-demand, subscription video-on-demand, electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed home entertainment ancillary rights in the U.S. and throughout the world to the extent it has rights to such content in international territories. Starz Digital receives fees for its content from a wide array of partners and distributors. These range from traditional MVPDs, online/mobile distributors, game developers/publishers and consumer electronics companies. Starz Digital also distributes Weinstein’s titles.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Starz Worldwide Distribution

Starz Worldwide Distribution distributes movies, television series, documentaries, children’s programming and other video content. Starz Worldwide Distribution exploits Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed ancillary rights on free or pay television in the U.S. and throughout the world on free or pay television and other media to the extent it has rights to such content in international territories. Starz Worldwide Distribution receives fees for its content primarily from various U.S. and international programming networks.

Starz Animation

Film Roman develops and produces two-dimensional animated content on a for-hire basis for various third party entertainment companies.

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

    In accordance with U. S. generally accepted accounting principles (“GAAP”), Liberty Media was determined to be the accounting successor to Old LMC for financial reporting purposes following the LMC Spin-Off due to the relative significance of Liberty Media to Starz (which is the legal spinnor) and the continued involvement of Old LMC’s senior management with Liberty Media following the LMC Spin-Off. Accordingly, the historical financial statements of Old LMC prior to the LMC Spin-Off will continue to be the historical financial statements of Liberty Media and Starz’s historical financial information is deemed to be the financial information of Starz, LLC. The financial statements of Starz reflect Starz, LLC on a historical cost basis. Starz, LLC is the only directly owned subsidiary of Starz which in turn owns either directly or indirectly various operating subsidiaries. Starz is a holding company with no assets or liabilities of its own or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations, comprehensive income and cash flows of Starz and Starz, LLC are identical. As Starz’s common stock did not begin publicly trading until January 14, 2013 (following the LMC Spin-Off), Starz’s statement of equity as of December 31, 2012 does not reflect common stock and additional paid in capital, but shows member’s interest, identical to that of Starz, LLC.

In connection with the LMC Spin-Off, Starz, LLC distributed $1.8 billion in cash to Old LMC which was funded by a combination of cash on hand and $550.0 million of borrowings under Starz, LLC’s Revolving Credit Facility (as defined in Note 5). The $1.8 billion was paid as follows: $100.0 million on July 9, 2012, $250.0 million on August 17, 2012, $50.0 million on September 4, 2012, $200.0 million on November 16, 2012 and $1.2 billion on January 10, 2013. Such distributed cash was contributed to Liberty Media prior to the LMC Spin-Off. Additionally, in connection with the LMC Spin-Off, Starz, LLC distributed its Englewood, Colorado corporate office building and related building improvements at its net book value of $45.7 million to Old LMC (and Old LMC transferred such building and related improvements to Liberty Property Holdings, Inc. (“LPH”), a subsidiary of Liberty Media) and then leased back the use of such facilities from LPH. Following the LMC Spin-Off, Liberty Media and Starz operate independently, and neither have any stock ownership, beneficial or otherwise, in the other.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Restricted Cash

Restricted cash includes amounts owed under the distribution agreement entered into with Weinstein (see Note 7).

Allowance for Trade Receivables

The allowance for trade receivables represents estimated losses which may result from the inability of customers to make required payments on trade accounts receivable and for sales returns. Allowances for sales returns are based on past experience and current trends that are expected to continue.

Program Rights

The cost of program rights for films and television programs (including the license fee associated with the pay television window for original series which is reclassified to program rights from investment in films and television programs when the original series is aired) exhibited by Starz Networks are generally amortized on a title-by-title or episode-by-episode basis over the anticipated number of exhibitions. Starz Networks estimates the number of exhibitions based on the number of exhibitions allowed in the agreement (if specified) and the expected usage of the content. Certain other program rights are amortized to expense on a straight-line basis over the respective lives of the agreements. Starz Networks generally has rights to two or three separate windows under its output agreements. For films with multiple windows, the license fee is allocated between the windows based upon the proportionate estimated fair value of each window with the majority of the cost allocated to the first window. Considerable management judgment is necessary to estimate the fair value of each window.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Investment in Films and Television Programs

Investment in films and television programs includes the cost of completed films and television programs (including original series) which have been produced by Starz or for which Starz has acquired distribution rights, as well as the cost of films and television programs in production, pre-production and development. Capitalized costs include production costs, including labor, goods and services, interest and allocable overhead, acquisition of distribution rights (including cash advances paid to Weinstein for theatrical releases under the license agreement entered into with Weinstein – see Note 7), acquisition of story rights and the development of stories less amounts allocated to program rights for original series, which have aired on the Starz linear channels, on-demand or online services.

Starz allocates the cost of its original series between the pay television window, which is considered the license fee, and the ancillary revenue markets (e.g. home video, digital platforms, international television, etc.) based on the estimated relative fair values of these markets. The amount associated with the pay television window is reclassified to program rights when the program is aired and the portion attributable to the ancillary markets remains in investment in films and television programs.

Investment in films and television programs is amortized using the individual-film-forecast method, whereby the costs are charged to expense and royalty, participation and residual costs are accrued based on the proportion that current revenue from the films or television programs bears to an estimate of the remaining unrecognized revenue (“Ultimate Revenue”). Ultimate Revenue estimates do not exceed ten years following the date of initial release or from the date of delivery of the first episode for episodic television series. Estimates of Ultimate Revenue involve uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates.

Investment in films and television programs in development or pre-production is periodically reviewed to determine whether they will ultimately be used in the production of a film or television program. Costs of films and television programs in development or pre-production are charged to expense when a project is abandoned, or generally if the film or television program has not been set for production within three years from the time of the first capitalized transaction.

Investment in films and television programs is reviewed for impairment on a title-by-title basis when an event or change in circumstances indicates that a film or television program may be impaired. The estimated fair value for each title is determined using the discounted estimated future cash flow of each title. If the estimated fair value of a film or television program is less than its unamortized cost, the excess of unamortized cost over the estimated fair value is charged to expense. Considerable management judgment is necessary to estimate the fair value of investment in films and television programs.

Equity Investments

For investments in affiliates in which Starz has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize Starz’s share of net income or loss and other comprehensive income or loss of the affiliate. Losses are limited to the extent of Starz’s investment in, advances to and commitments on behalf of the investee. Starz’s equity investment is reflected in other assets, net in the accompanying consolidated balance sheets and the share of net income or loss of its equity investment is reflected in other income, net in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years for distribution and support equipment, 3 to 7 years for furniture, fixtures and equipment and 30 years for building.

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

If the qualitative assessment indicates that step one is necessary, the fair value of each reporting unit in which goodwill resides is compared to its carrying value. Fair value is estimated by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. For reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss. In the second test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge. Considerable management judgment is necessary to estimate the fair value of each reporting unit.

Revenue Recognition

Programming revenue is recognized in the period during which programming is provided, pursuant to affiliation agreements. If an affiliation agreement has expired, revenue is recognized based on the terms of the expired agreement or the actual payment from the distributor, whichever is less. Any funds received in excess of fixed and determinable programming revenue are recorded as a liability in deferred revenue until the discrepancy is resolved. Payments to distributors for marketing support costs for which Starz does not receive a direct benefit are recorded as a reduction of revenue. Certain sales incentives, including discounts and rebates, provided to distributors are accounted for as a reduction of revenue and are not significant.

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

Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement and is available for exploitation by the licensee. The film or program is available for exploitation when it has been delivered or is available to the licensee and the license period has commenced. In the event that a licensee pays Starz a nonrefundable minimum guarantee at or prior to the beginning of the license period, Starz records this amount as deferred revenue until all of the criteria for revenue recognition are met.

Starz recognizes revenue and related production costs related to animation services provided to customers under contract generally based on the percentage that costs incurred-to-date bear to estimated total costs to complete utilizing the most recent information. Revenue recognized is proportional to the work performed-to-date under the contracts.

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Stock-Based Compensation

Starz measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Starz measures the cost of employee services received in exchange for an award of liability instruments (i.e., awards that have the option to be settled in cash) based on the current fair value of the award and re-measures the fair value of the award at each reporting date.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, trade accounts receivable, trade accounts payable and accrued liabilities approximates fair value, due to their short maturity. See Note 5 for information concerning the fair value of Starz’s debt instruments.

Foreign Currency Translation

The functional currency of Starz is the U.S. dollar. The functional currency of Starz’s foreign operations is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the related statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is included as a component of accumulated other comprehensive loss in equity and other comprehensive income (loss) in the consolidated statements of comprehensive income.

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

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures. Under ASU 2014-08, only disposals representing a strategic shift in operations, which would have a major effect on the organization’s operations and financial results, should be presented as discontinued operations. Starz adopted ASU 2014-08 in December 2014 and the amendment did not have an impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz is currently assessing the impact that these changes will have on its consolidated financial statements and therefore is unable to quantify such impact or determine the method of adoption.

Note 3 – Investment in Films and Television Programs, Net

Investment in films and television programs, net consists of the following (in millions):

	December 31,
	2014	2013
Released film costs - theatrical, less amortization	$1.2	$2.6
Film costs – television and home entertainment:
Released, less amortization	70.5	44.2
Completed, but not released	116.2	90.0
In production	125.5	54.2
Development and pre-production	6.1	3.6
	$319.5	$194.6

Approximately 79% and 85% of the unamortized film costs (theatrical, television and home entertainment) for released films of $71.7 million at December 31, 2014 are expected to be amortized within three and four years, respectively. Approximately $105.5 million of the costs of Released and Completed, but not released films of $187.9 million at December 31, 2014 are expected to be amortized during the next twelve months.

As a result of changes in Ultimate Revenue estimates, Starz Distribution recognized impairments of investment in films and television programs totaling $2.1 million, $2.6 million and $17.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such impairments are included in production and acquisition costs in the consolidated statements of operations.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 4 - Property and Equipment, Net

Property and equipment, net consists of the following (in millions):

	December 31,
	2014	2013
Distribution and support equipment (a)	$114.5	$114.3
Furniture, fixtures and equipment	53.9	43.0
Building (b)	44.8	44.8
	213.2	202.1
Less accumulated depreciation	(123.4)	(106.4)
	$89.8	$95.7

(a)
The cost of satellite transponders accounted for as capital leases was $57.5 million as of December 31, 2014, and 2013. Accumulated depreciation for these transponders was $37.8 million and $33.9 million at December 31, 2014 and 2013, respectively.

(b)
Represents the cost of Starz’s corporate headquarters facility in Englewood, Colorado which is accounted for as a capital lease. Accumulated depreciation for the building totaled $2.9 million and $1.5 million at December 31, 2014 and 2013, respectively.

Note 5 - Debt

Debt consists of the following (in millions):

	December 31,
	2014	2013
Revolving Credit Facility (a)	$432.0	$306.5
Senior Notes, including premium of $2.5 and $3.0 (b)	677.5	678.0
Capital leases (c)	70.0	74.9
Total debt	1,179.5	1,059.4
Less current portion of debt	(5.3)	(4.9)
Debt	$1,174.2	$1,054.5

(a)
On November 16, 2011, Starz, LLC entered into a credit agreement (“Credit Agreement”) that provides a $1,000 million revolving credit facility (“Revolving Credit Facility”), with a $50 million sub-limit for standby letters of credit, and a $500.0 million term loan. Net proceeds from the 2012 Notes (as defined below in (b)) and cash on hand were used to repay and terminate the term loan in September 2012. Borrowings under the Revolving Credit Facility may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the Revolving Credit Facility may be reborrowed. The Credit Agreement is scheduled to mature on November 16, 2016. As of December 31, 2014, $568.0 million of borrowing capacity was available under the Revolving Credit Facility.

Interest on each loan under the Credit Agreement is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.5% depending on the consolidated leverage ratio of Starz, LLC, as defined in the Credit Agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.50% depending on the consolidated leverage ratio of Starz, LLC. The Credit Agreement

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

requires Starz, LLC to pay a commitment fee on any unused portion under the Revolving Credit Facility. The commitment fee varies between 0.25% and 0.50%, depending on the consolidated leverage ratio of Starz, LLC.

As of December 31, 2014, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the Revolving Credit Facility (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
December 2014 - January 2015	1.90775%	$35.0
December 2014 - January 2015	1.91170%	343.0
December 2014 - January 2015	1.91950%	41.0
December 2014 and forward	4.00000%	13.0
		$432.0

The Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends or making certain distributions, investments and other restricted payments, liens, guarantees and investments. In addition, Starz, LLC must comply with certain financial covenants including a consolidated leverage ratio, as defined in the Credit Agreement. As of December 31, 2014, Starz, LLC was in compliance with all covenants under the Credit Agreement.

(b)
On September 13, 2012, Starz, LLC and Starz Finance Corp. co-issued $500.0 million aggregate principal amount of senior notes, due September 15, 2019 (“2012 Notes”). The 2012 Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year. Starz Finance Corp. is a wholly-owned subsidiary of Starz, LLC and was formed for the sole purpose of co-issuing the 2012 Notes. Starz Finance Corp. does not have and will not have any operations, assets or subsidiaries of its own. The 2012 Notes are guaranteed by Starz Entertainment. The net proceeds from the issuance of the 2012 Notes and cash on hand were used to repay and terminate the $500.0 million term loan under the Credit Agreement.

On February 8, 2013, Starz, LLC and Starz Finance Corp. completed the issuance of an additional $175.0 million aggregate principal amount of 5.0% senior notes due 2019 (“2013 Notes” and together with the 2012 Notes, “Senior Notes”), which were issued as additional notes under the indenture governing the 2012 Notes. The net proceeds from the issuance of the 2013 Notes were used to repay indebtedness under the Revolving Credit Facility. The 2013 Notes were issued at a price of 102.0% plus accrued interest from September 13, 2012.

The Senior Notes rank equally in right of payment to all existing and future senior obligations and existing and future subordinated obligations. The Senior Notes are effectively subordinated to any existing and future secured obligations and to all the liabilities of the subsidiaries that do not guarantee the Senior Notes.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of December 31, 2014, Starz, LLC was in compliance with all covenants under the Senior Notes.

(c)
On January 11, 2013, Starz, LLC, and, for the limited purposes described therein, Starz Entertainment entered into a lease with LPH for its headquarters building. The term of the lease is ten-years, with successive five-year renewal periods at the option of Starz, LLC. Starz, LLC recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The transponder agreements expire during 2018 to 2021 and have an imputed annual interest rates ranging from 5.5% to 7.0%.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Debt maturities for the next five years and thereafter are as follows (in millions):

2015	$9.6
2016	441.6
2017	9.6
2018	9.2
2019	684.5
Thereafter	80.1
Total minimum payments	1,234.6
Less: amounts representing interest	(55.1)
Present value of debt payments	1,179.5
Less: current portion of debt obligations	(5.3)
Long-term portion of debt obligations	$1,174.2

At December 31, 2014, the fair value of the Senior Notes was $688.5 million and was based upon quoted prices in active markets. Starz believes the fair value of borrowings under the Revolving Credit Facility approximate their carrying value as of December 31, 2014 due to their variable rate nature and Starz’s stable credit spread.

Interest costs of $4.7 million, $3.6 million and $2.2 million have been capitalized as investment in films and television programs during the years ended December 31, 2014, 2013 and 2012, respectively.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31,
	2014	2013
Program rights payable	$89.0	$32.2
Royalties, residuals and participations	74.6	81.4
Participations payable to Weinstein	59.6	75.9
Advertising and marketing	41.1	41.6
Payroll and related costs	27.5	28.7
Other	35.6	38.0
	$327.4	$297.8

Approximately 85% of accrued royalties, residuals and participations of $74.6 million at December 31, 2014 are expected to be paid during the next twelve months.

Note 7 – Related Party Transactions

Related Party

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution of certain Weinstein theatrical releases on DVD and digital formats. Effective December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. Starz recognized participation expense of $91.5 million, $163.2 million and $60.8 million, which is included in production and acquisition costs in the accompanying consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement, for the years ended December 31, 2014, 2013 and 2012, respectively. Starz’s payable to Weinstein totaled $59.6 million and $75.9 million, which is included in accrued liabilities in the accompanying consolidated balance sheets, at December 31, 2014 and 2013, respectively.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Due to Affiliate

Prior to the LMC Spin-Off, Starz, LLC participated in Old LMC’s employee benefit plans (medical, dental, life insurance, etc.) and participates in Starz’s plans following the LMC Spin-Off. Charges from Old LMC related to these benefits and other miscellaneous charges are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and aggregated none, none and $12.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of December 31, 2014, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2014, there were 16.4 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

Shares of Series A common stock are subject to repurchase pursuant to a share repurchase program. Repurchased shares are retired and returned to the status of authorized and available for issuance. Starz repurchased 10.9 million and 11.5 million shares of Series A common stock for aggregate consideration, including fees, of $328.3 million and $289.9 million for the years ended December 31, 2014 and 2013, respectively. Starz had $182.2 million available under its share repurchase program as of December 31, 2014. The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock.

Note 9 – Stock Compensation and Long Term Incentive Plan

Stock Compensation

Starz has granted to certain of its directors and employees, stock options to purchase Series A common stock and restricted shares of Series A common stock pursuant to its incentive plans. Pursuant to the Starz 2011 Incentive Plan, the compensation committee of the board of directors may grant eligible employees stock options, stock appreciation rights and restricted stock units made in respect of a maximum of 23.8 million shares of Starz common stock. Stock options generally vest over 4 years and have a term of 7-10 years. Restricted shares generally vest over 1-4 years. Starz issues new shares upon exercise of equity awards. Pursuant to the Starz 2011 Nonemployee Director Incentive Plan, the board of directors may grant eligible nonemployee directors stock options, stock appreciation rights and restricted stock units made in respect of a maximum of 1.4 million shares of Starz common stock.

On December 4, 2012 (the “Grant Date”), pursuant to the approval of the compensation committee of its board of directors, Old LMC effected the acceleration of each unvested in-the-money option to acquire shares of Old LMC’s Series A Liberty Capital common stock (“LMCA”) held by certain of its and its subsidiaries’ officers (collectively, the “Eligible Optionholders”), including one executive officer of Starz, LLC. Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LMCA shares (the “Eligible Options”) (collectively, the “Exchange”), and:

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Stock compensation expense, by expense category, consists of the following (in millions):

	Years ended December 31,
	2014	2013	2012
Programming costs	$2.4	$1.6	$0.7
Operating expenses	0.3	0.2	0.1
Selling, general and administrative expenses	27.9	32.5	19.2
Total stock compensation expense	$30.6	$34.3	$20.0

Stock compensation expense, included in selling, general and administrative expenses, included $5.8 million of expense related to the Exchange for the year ended December 31, 2012. As of December 31, 2014, total unrecognized compensation cost related to unvested stock options and restricted stock was approximately $67.4 million. Such amount will be recognized in Starz’s consolidated statements of operations over a weighted average period of 2.53 years.

Awards granted in 2014, 2013 and 2012 are as follows:

	Options Granted	Weighted Average Grant-Date Fair Value
2014 Awards:
Stock options - Starz	1,424,612	$10.94
Restricted stock - Starz	148,106	$32.94
2013 Awards:
Stock options - Starz	7,443,494	$7.84
Restricted stock - Starz	574,548	$22.85
2012 Awards:
Stock options - LMCA	688,000	$40.12
Stock options - LMCA issued in the Exchange	482,535	$42.36
Restricted stock - LMCA	58,110	$105.56

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Starz calculated the grant-date fair value for the stock options using the Black-Scholes Model. The expected term was estimated using a simplified method for the 2014 and 2013 awards as Starz does not have the proper amount of historical exercise or forfeiture data due to the LMC Spin-Off in January 2013. The simplified method assumes that the employee would exercise stock options evenly over the vesting period and through the contract term. The 2012 awards’ expected term was based upon Old LMC’s historical exercise and forfeiture data. The 2014 and 2013 awards’ expected volatility was calculated using comparable peer company historical and implied volatility because Starz lacks historical volatility equal to the expected term due to the LMC Spin-Off in January 2013. The 2012 awards’ expected volatility was based on the historical volatility of Old LMC’s LMCA stock and the implied volatility of LMC’s publicly traded options. Starz used a zero dividend rate as Starz has not historically declared dividends and used risk-free rates which are derived from U.S. Treasury Bonds with a term similar to that of the subject options. The assumptions used are as follows:

	2014	2013	2012
Expected term	4.75	4.6 to 6.9	4.5 to 7.08
Expected volatility	35.9% to 36.0%	35.9% to 41.4%	37.5% to 54.2%
Risk-free rate of return	1.5%	0.7% to 1.4%	0.5% to 1.0%

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2013	18,765,137	$15.41
Granted	1,424,612	$33.13
Exercised	(2,969,841)	$12.56
Forfeited	(788,242)	$16.12
Expired/cancelled	—	$—
Outstanding at December 31, 2014	16,431,666	$17.42

Exercisable at December 31, 2014	7,236,584	$13.69

At December 31, 2014, the weighted average remaining contractual term of the outstanding options was 5.5 years and the exercisable options was 4.4 years. At December 31, 2014, the aggregate intrinsic value of the outstanding options was $206.6 million and the aggregate intrinsic value of the exercisable options was $115.8 million. The aggregate intrinsic value of options exercised was $55.8 million and $16.1 million for the years ended December 31, 2014 and 2013, respectively.

The following table presents the number and weighted average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2013	1,438,909	$16.52
Granted	148,106	$32.94
Vested	(814,695)	$15.22
Forfeited	(63,662)	$21.27
Outstanding at December 31, 2014	708,658	$21.01

The grant date fair value is based on the market value of the shares on the date of grant.

At December 31, 2014, 2.7 million of outstanding stock options and 0.3 million restricted shares were held by Liberty Media employees as a result of the LMC Spin-Off.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Long Term Incentive Plan

Starz granted incentive units to certain officers and key employees (“Plan Participants”) under the 2006 long term incentive plan (“2006 LTIP”). Such grants vested over a period of four years and were fully vested as of June 30, 2011. During the years ended December 31, 2014, 2013 and 2012, Starz made payments of none, $3.2 million and $33.4 million, respectively, to certain Plan Participants under the 2006 LTIP. All remaining amounts due under the 2006 LTIP were paid in the second quarter of 2013.

Note 10 - Income Taxes

Starz is a holding company with no assets, liabilities or operations other than those of Starz, LLC. Starz, LLC is a single-member limited liability company (“LLC”), which is treated as a disregarded entity for U.S. federal income tax purposes and was included in Old LMC’s consolidated federal and state income tax returns prior to the LMC Spin-Off.

Effective April, 1 2012, Starz Media filed an election to convert itself from a LLC treated as a corporation to a partnership for federal and state income tax purposes. As such, it is treated as a flow-through entity for U.S. federal income tax purposes and is included in Starz’s/Old LMC’s consolidated federal and state income tax returns based on Starz’s/Old LMC’s ownership interest (i.e. 75%).

Income tax expense consists of the following (in millions):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$110.6	$119.2	$141.5
State and local	7.6	9.3	4.6
Foreign	3.3	2.5	1.7
	121.5	131.0	147.8
Deferred:
Federal	14.9	0.5	(21.8)
State and local	4.4	7.9	4.4
	19.3	8.4	(17.4)
Income tax expense	$140.8	$139.4	$130.4

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in millions):

	Years ended December 31,
	2014	2013	2012
Computed expected tax expense	$143.4	$136.2	$133.9
State and local income taxes, net of federal income taxes	8.0	11.5	10.2
Foreign taxes, net of foreign tax credit	(0.7)	0.9	0.8
Change in valuation allowance affecting tax expense	1.2	3.0	76.9
Deduction for qualified production activity	(10.4)	(12.6)	—
Taxable liquidation of subsidiary	—	—	(101.3)
Change in subsidiary tax status	—	0.8	9.0
Other, net	(0.7)	(0.4)	0.9
Income tax expense	$140.8	$139.4	$130.4

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Internal Revenue Code Section 199 (“Section 199”) allows U.S. taxpayers a deduction for qualified domestic production activities.  Generally, the deduction is equal to 9% of the net income from such activities (subject to certain limitations).  Starz completed an analysis of its programming packages, and based on this analysis concluded that its 2014 and 2013 programming packages met the qualified production activity criteria of Section 199.  As a result, Starz recorded a tax benefit of $10.4 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively.

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

In addition, under current U.S. federal and state tax law, LLCs treated as partnerships are not subject to income tax at the entity level. As such, the election to convert Starz Media to be treated as a partnership for income tax purposes resulted in the reversal of deferred tax assets related to Starz Media’s deductible temporary differences of $16.1 million and the reversal of a valuation allowance offsetting these deferred tax assets of $16.1 million. Also, a deferred tax asset of $7.1 million was recorded for the difference between the book basis and the tax basis of Starz, LLC’s investment in Starz Media as of April 1, 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Tax loss and credit carryforwards	$7.1	$7.1
Accrued stock compensation	16.8	12.6
Investments	32.3	34.2
Other future deductible amounts	1.1	0.1
Deferred tax assets	57.3	54.0
Valuation allowance	(2.6)	(1.5)
Deferred tax assets, net	54.7	52.5

Deferred tax liabilities:
Property and equipment	(15.0)	(16.0)
Investment in films and television programs	(32.6)	(9.3)
Program rights	(7.3)	(7.0)
Other future taxable amounts	—	(1.2)
Deferred tax liabilities	(54.9)	(33.5)

Net deferred tax assets (liabilities)	$(0.2)	$19.0

In connection with the LMC Spin-Off, Starz and Liberty Media entered into a Tax Sharing Agreement, dated as of January 11, 2013, which governs the allocation of taxes, tax benefits (including stock awards), tax items and tax-related losses between Starz and Liberty Media. In April 2013, the Internal Revenue Service (“IRS”) completed its review of the LMC Spin-Off and notified Starz that it agreed with the nontaxable characterization of the transaction. In February 2014, the IRS and Starz entered into a closing agreement, which provides that the LMC Spin-off has qualified for tax-free treatment to Starz and Liberty Media.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 11 - Commitments and Contingencies

Programming Rights

Starz has an exclusive multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc. (“Sony”) through 2021. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released films under the Sony, Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels. Theatrically released films produced by Sony Pictures Animation are not licensed to Starz under the Sony agreement. In addition, Starz has an exclusive licensing agreement for qualifying films that are released theatrically in the U.S. by Walt Disney Company (“Disney”) through 2015. The agreement provides Starz with exclusive pay TV rights to exhibit qualifying theatrically released films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks and released by Disney are not licensed to Starz under the Disney agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films licensed from these producers.
The unpaid balance for film rights related to films that were available for exhibition at December 31, 2014 is reflected in accrued liabilities and in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, such liabilities aggregated approximately $93.7 million and are payable as follows: $89.0 million in 2015 and $4.7 million in 2016.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of December 31, 2014, are as follows: $287.5 million in 2015; $113.0 million in 2016; $111.5 million in 2017; $101.4 million in 2018, $85.7 million in 2019 and $158.0 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $555.7 million, $581.1 million and $617.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in programming costs in the accompanying consolidated statements of operations.

Operating Leases

Starz leases office facilities, back-up transponder capacity, and certain other equipment under operating lease arrangements. Rental expense under such arrangements amounted to $7.2 million, $7.1 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of operations.

The future minimum payments under noncancelable operating leases, net of subleases, at December 31, 2014 are as follows (in millions):

2015	$6.6
2016	5.2
2017	2.3
2018	2.2
2019	1.9
Thereafter	1.5
$19.7

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Foreign Currency Hedge Contracts

Starz has entered into foreign currency hedge contracts to manage its foreign currency risk in connection with certain original series produced in South Africa. Starz has committed to pay US$12.0 million for ZAR131.8 million during 2015.

Guarantees

Starz Entertainment entered into a guarantee on behalf of a previously owned subsidiary of Starz Media for any amounts owed to the Ontario government under the Canadian Next Generation of Jobs Fund Grant if the subsidiary did not meet its obligations. The Ontario government released Starz Entertainment from the guarantee in December 2013 due to completion of the project in September 2013. As a result of this release, Starz recognized income of $8.8 million in other income, net during the year ended December 31, 2013, for amounts accrued in prior years under the guarantee.

Legal Proceedings

In the normal course of business, Starz is subject to lawsuits and other claims. While it is not possible to predict the outcome of these matters, it is the opinion of management, based upon consultation with legal counsel, that the ultimate disposition of known proceedings will not have a material adverse impact on Starz consolidated financial position, results of operations or liquidity.

Note 12 – Other Information

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Years ended December 31,
	2014	2013	2012
Cash paid for interest, net of amounts capitalized	$44.0	$43.4	$11.6
Cash paid for income taxes	$107.9	$184.4	$161.4
Change in deferred tax assets due to sale of noncontrolling interest	$—	$—	$2.2
Retirement of fully depreciated assets	$—	$—	$56.0
Distribution of corporate office building to Old LMC	$—	$45.7	$—
Capital lease related to lease with LPH	$—	$44.8	$—
Tax attributes related to LMC Spin-Off	$—	$11.5	$—

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Allowance for Trade Receivables
The following table presents the changes in the allowance for trade receivables:

Description	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts	Deductions(2)	Balance at end of period
Year ended December 31, 2014:
Reserves:
Allowance for doubtful accounts	$1.1	$3.4	$—	$(3.4)	$1.1
Allowance for sales returns	31.7	126.5	—	(117.4)	40.8
Total	$32.8	$129.9	$—	$(120.8)	$41.9
Year ended December 31, 2013:
Reserves:
Allowance for doubtful accounts	$0.3	$0.8	$—	$—	$1.1
Allowance for sales returns	34.7	141.4	—	(144.4)	31.7
Total	$35.0	$142.2	$—	$(144.4)	$32.8
Year ended December 31, 2012:
Reserves:
Allowance for doubtful accounts	$2.2	$(0.6)	$—	$(1.3)	$0.3
Allowance for sales returns	36.1	83.2	—	(84.6)	34.7
Total	$38.3	$82.6	$—	$(85.9)	$35.0

(1)	Charges for doubtful accounts are included in selling, general and administrative expense and charges for sales returns are recorded against revenue.

(2)	Actual home video returns, uncollectible accounts written off and foreign currency exchange rate changes.
Condensed Financial Information of Registrant

The restricted net assets of Starz exceeds 25% of its consolidated net assets due to restrictions under the Credit Agreement and Senior Notes. As previously noted, Starz is a holding company with no assets or liabilities of its own or operations other than those of Starz, LLC. Accordingly, the financial position, results of operations, comprehensive income and cash flows of Starz and Starz, LLC are identical. As such, the condensed financial information is not presented as it is not meaningful.
Net Income Attributable to Common Stockholders

Basic net income per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. For presentation purposes, the basic weighted average number of common shares reflected as outstanding for the year ended December 31, 2012, which was prior to the LMC Spin-Off, represents the shares outstanding as of January 14, 2013, excluding unvested outstanding restricted shares as of any applicable date. The diluted weighted average number of common shares reflected as outstanding for the year ended December 31, 2012 includes the unvested outstanding restricted shares and any dilutive shares actually held by Starz employees as of December 31, 2012, and excludes restricted shares and stock options issued to others in the LMC Spin-Off (which are included, if dilutive, in periods subsequent to the LMC Spin-Off).

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following is a reconciliation between basic and diluted weighted average shares outstanding for the years ended December 31, 2014 and 2013 and reflected as outstanding for the year ended December 31, 2012 (in millions):

	2014	2013	2012

Basic weighted average shares outstanding	105.5	115.9	120.0
Effect of dilution:
Stock options	5.3	3.8	—
Restricted shares	0.7	1.4	0.1
Diluted weighted average shares outstanding	111.5	121.1	120.1
For the years ended December 31, 2014, 2013 and 2012, approximately 1.4 million, none, and 2.9 million shares (as adjusted for the LMC Spin-Off), respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Investment in Equity Affiliate

During the year ended December 31, 2014, Starz invested $19.1 million for an approximate 40% interest in Playco Holdings Limited (“Playco”). Playco is a newly formed holding company that will offer a STARZ-branded online subscription video-on-demand service in select emerging market countries beginning in 2015. Playco is accounted for using the equity method of accounting.

Goodwill

There were no changes in the carrying amount of goodwill, all of which relates to Starz Networks, during the years ended December 31, 2014 and 2013. As of December 31, 2014, the accumulated impairment loss was $1,722.1 million, of which $1,396.7 million relates to Starz Networks, $322.2 million to Starz Distribution and $3.2 million to Starz Animation.

Advertising and Marketing

Starz’s total advertising costs were $110.4 million, $113.5 million and $80.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total marketing costs were $33.9 million, $35.0 million and $25.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Major Customers and Suppliers

Two Starz Networks’ distributors accounted for 22% and 14% of Starz’s total revenue for the year ended December 31, 2014. Two Starz Networks’ distributors accounted for 21% and 13% of Starz’s total revenue for the year ended December 31, 2013. Two Starz Networks’ distributors accounted for 22% and 15% of Starz’s total revenue for the year ended December 31, 2012. There were no other distributors or other customers that accounted for more than 10% of revenue in any year. These two distributors accounted for 40% of trade accounts receivable as of both December 31, 2014 and 2013. Services are provided to these distributors pursuant to affiliation agreements with varying terms.

As discussed in Note 11, Starz has entered into agreements to license theatrically released films from studios owned by Sony (through 2021) and Disney (through 2015). Films are available to Starz for exhibition generally 8-13 months after their theatrical release.

Anchor Bay Entertainment outsources substantially all of its home video distribution services, including DVD manufacturing and distribution to Twentieth Century Fox Home Entertainment LLC. The agreement expires on June 30, 2020.

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Foreign Operations

Revenue generated outside of the U.S. represented 4%, 5% and 5% of consolidated revenue for each of the years ended December 31, 2014, 2013 and 2012, respectively.  Net long-lived assets outside the U.S. were less than 1% of consolidated net long-lived assets as of December 31, 2014 and 2013, respectively.

Note 13 – Information about Operating Segments

Starz is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as revenue less programming costs (excluding stock compensation expense), production and acquisition costs, home video cost of sales, operating expenses (excluding stock compensation expense) and selling, general and administrative expenses (excluding stock compensation expense). Starz’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments’ performance and make decisions about allocating resources among the operating segments. Starz believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Starz generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

Performance Measures (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Starz Networks	$1,312.0	$1,297.7	$1,276.8
Starz Distribution	321.5	449.5	320.6
Starz Animation	31.7	32.5	42.5
Inter-segment eliminations	(1.3)	(2.2)	(9.2)
Total Revenue	$1,663.9	$1,777.5	$1,630.7

Adjusted OIBDA:
Starz Networks	$496.4	$456.2	$447.4
Starz Distribution	7.5	24.0	(5.0)
Starz Animation	(2.7)	(2.6)	(0.9)
Inter-segment eliminations	0.5	(0.7)	3.3
Total Adjusted OIBDA	$501.7	$476.9	$444.8

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Other Information (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Cash paid for investment in films and television programs:
Starz Networks	$227.9	$125.2	$161.1
Starz Distribution	161.6	177.3	109.0
Starz Animation	—	—	—
Inter-segment eliminations	—	—	—
Total cash paid for investment in films and television programs	$389.5	$302.5	$270.1

	December 31,
	2014	2013
Total assets:
Starz Networks	$1,357.4	$1,197.7
Starz Distribution	174.1	188.8
Starz Animation	2.4	2.8
Other unallocated assets (primarily cash, deferred taxes and other assets, including income tax receivables and capital lease with LPH)	101.9	99.2
Inter-segment eliminations	(62.6)	(38.5)
Total assets	$1,573.2	$1,450.0

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Consolidated Adjusted OIBDA	$501.7	$476.9	$444.8
Stock compensation	(30.6)	(34.3)	(20.0)
Depreciation and amortization	(19.4)	(17.4)	(19.4)
Interest expense, net of amounts capitalized	(46.5)	(45.0)	(25.7)
Other income, net	4.6	9.0	3.0
Income before income taxes	$409.8	$389.2	$382.7

Starz and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 14 – Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information for the years ended December 31, 2014 and 2013 was as follows (in millions):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2014:
Revenue	$420.0	$410.1	$408.2	$425.6
Operating income	$113.5	$104.8	$97.3	$136.1
Net income	$66.8	$69.0	$55.8	$77.4
Net income attributable to stockholders	$64.9	$70.1	$56.3	$80.0
Basic net income per common share	$0.60	$0.66	$0.54	$0.78
Diluted net income per common share	$0.56	$0.62	$0.51	$0.74

2013:
Revenue	$399.3	$517.5	$446.0	$414.7
Operating income	$104.8	$116.2	$100.7	$103.5
Net income	$58.2	$66.0	$53.1	$72.5
Net income attributable to member	$57.9	$63.9	$52.2	$73.3
Basic net income per common share	$0.48	$0.54	$0.46	$0.66
Diluted net income per common share	$0.47	$0.52	$0.43	$0.62

As previously discussed in Note 11, the Ontario government released Starz Entertainment from the NGOJF guarantee in December 2013 due to completion of the project in September 2013. During the 4th quarter of 2013, Starz recognized income in other income, net of $11.1 million as a result of this release.

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
3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 8-A filed on June 12, 2013 (File No. 001-35294) (the “8-A”))

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
10.1
Starz 2011 Incentive Plan (Amended and Restated as of October 15, 2013) (the “2011 Incentive Plan”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 6, 2013 (File No. 001-35294) (the “2013 10-Q”))

10.2
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the December 31, 2012 Annual Report on Form 10-K filed on February 27, 2013 (File No. 001-35294) (the Starz 10-K”))

10.3	Form of Restricted Stock Award Agreement under the Registrant’s 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Starz 10-K)
10.4
Form of Non-Qualified Stock Option Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 1, 2014 (File No. 001-35294) (the “2014 10-Q”))

10.5	Form of Restricted Stock Award Agreement under the Registrant’s 2011 Incentive Plan (incorporated by reference to Exhibit 10.2 to the 2014 10-Q)
10.6	Starz 2011 Nonemployee Director Incentive Plan (Amended and Restated as of October 15, 2013) (incorporated by reference to Exhibit 10.3 to the 2013 10-Q)
10.7	The Registrant’s Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.3 to the S-4)
10.8
Non-Qualified Stock Option Agreement pursuant to the Starz Transitional Stock Adjustment Plan between the Registrant and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 8, 2012 (File No. 001-35294))

10.9	Form of Election Form with respect to December 2012 Option Exchange Proposal for participants (incorporated by reference to Exhibit 10.7 to the Starz 10-K)
10.10	Tax Sharing Agreement, dated as of September 23, 2011, by and among Liberty Interactive Corporation, Liberty Interactive LLC and the Registrant (incorporated by reference to Exhibit 10.4 to the S-4)
10.11	Tax Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to the Starz 8-K)
10.12	Services Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Media Corporation (incorporated by reference to Exhibit 10.2 to the Starz 8-K)
10.13	Facilities Sharing Agreement, dated as of January 11, 2013, by and between the Registrant and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Starz 8-K)

E-1

10.14
Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed on February 14, 2011 (File No. 333-171201))

10.15	Aircraft Time Sharing Agreements, dated as of January 11, 2013, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.4 to the Starz 8-K)
10.16
Lease Agreement, dated as of January 11, 2013, by and among Starz, LLC, Liberty Property Holdings, Inc. and, for the limited purposes specified therein, Starz Entertainment, LLC (incorporated by reference to Exhibit 10.5 to the Starz 8-K)

10.17
Credit Agreement, dated as of November 16, 2011 among Starz, LLC, as the borrower, the lenders from time to time party thereto, the Bank of Nova Scotia, as administrative agent, Suntrust Bank, as syndication agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Starz, LLC S-4)

10.18	Employment Agreement, effective as of January 1, 2013, by and between Starz and and Christopher Albrecht (incorporated by reference to Exhibit 10.1 to the 2013 10-Q)
10.19	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers (incorporated by reference to Exhibit 10.4 to the 2013 10-Q)
10.20	Form of Notice to certain named executive officers regarding amendments to equity awards (incorporated by reference to Exhibit 10.5 to the 2013 10-Q)

21.1	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

_____________________

*	Filed herewith.

E-2