Form 10-Q
period 2015-03-31
Starz
filed 2015-04-30
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of March 31, 2015 was:

Series A	Series B
92,095,133	9,872,524

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10.1	$13.4
Trade accounts receivable, net of allowances of $26.6 and $41.9	262.4	249.1
Program rights, net	363.1	303.5
Deferred income taxes	0.9	0.9
Other current assets	40.8	70.1
Total current assets	677.3	637.0
Program rights	322.2	311.3
Investment in films and television programs, net	333.7	319.5
Property and equipment, net of accumulated depreciation of $127.8 and $123.4	87.6	89.8
Deferred income taxes	14.1	—
Goodwill	131.8	131.8
Other assets, net (Note 8)	120.8	83.8
Total assets	$1,687.5	$1,573.2

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.3	$5.3
Trade accounts payable	6.0	10.1
Accrued liabilities (Notes 5, 7 and 8)	345.2	327.4
Deferred revenue	10.4	7.4
Total current liabilities	366.9	350.2
Debt (Note 2)	1,187.7	1,174.2
Deferred income taxes	—	1.1
Other liabilities (Note 7)	7.0	7.9
Total liabilities	1,561.6	1,533.4
Stockholders' equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 92,095,133 and 91,874,138 shares at March 31, 2015 and December 31, 2014, respectively	0.9	0.9
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,872,524 shares at March 31, 2015 and December 31, 2014	0.1	0.1
Additional paid-in capital	23.5	24.0
Accumulated other comprehensive loss, net of taxes	(1.8)	(2.3)
Retained earnings	110.4	25.8
Total stockholders' equity	133.1	48.5
Noncontrolling interest in subsidiary	(7.2)	(8.7)
Total equity	125.9	39.8
Commitments and contingencies (Note 7)
Total liabilities and equity	$1,687.5	$1,573.2
See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Programming networks and other services	$415.8	$363.3
Home video net sales	34.9	56.7
Total revenue	450.7	420.0

Costs and expenses:
Programming (including amortization) (Notes 4 and 7)	146.0	156.9
Production and acquisition (including amortization) (Note 5)	56.6	40.9
Home video cost of sales	10.4	13.0
Operating (Note 4)	13.3	14.1
Selling, general and administrative (Note 4)	77.2	76.7
Depreciation and amortization	4.7	4.9
Total costs and expenses	308.2	306.5

Operating income	142.5	113.5

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.2)	(11.5)
Other income (expense), net	(2.2)	0.5
Income before income taxes	129.1	102.5

Income tax expense (Note 6)	(43.0)	(35.7)

Net income	86.1	66.8

Net income attributable to noncontrolling interest	(1.5)	(1.9)

Net income attributable to stockholders	$84.6	$64.9

Basic net income per common share (Note 8)	$0.84	$0.60
Diluted net income per common share (Note 8)	$0.79	$0.56
Weighted average number of common shares outstanding (Note 8):
Basic	101.1	108.2
Diluted	106.6	115.0

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014

Net income	$86.1	$66.8

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	0.7	(0.2)

Comprehensive income	86.8	66.6

Comprehensive income attributable to noncontrolling interest	(1.7)	(1.9)

Comprehensive income attributable to stockholders	$85.1	$64.7

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$86.1	$66.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	4.9
Amortization of program rights	136.9	146.3
Program rights payments	(136.0)	(112.6)
Amortization of investment in films and television programs	36.9	36.2
Investment in films and television programs	(108.7)	(79.5)
Stock compensation	8.3	7.8
Deferred income taxes	(6.8)	(2.1)
Other non-operating and non-cash items	(13.5)	0.9
Changes in assets and liabilities:
Current and other assets	(8.7)	(1.5)
Payables and other liabilities	(5.0)	(25.9)
Net cash provided by (used in) operating activities	(5.8)	41.3

Investing activities - purchases of property and equipment	(2.2)	(1.3)

Financing activities:
Borrowings of debt	95.0	84.0
Payments of debt	(81.3)	(65.2)
Exercise of stock options	4.6	0.7
Minimum withholding of taxes related to stock compensation	(5.2)	(5.7)
Excess tax benefit from stock compensation	4.6	4.4
Repurchases of common stock	(13.0)	(66.0)
Net cash provided by (used in) financing activities	4.7	(47.8)

Net decrease in cash and cash equivalents	(3.3)	(7.8)
Cash and cash equivalents:
Beginning of period	13.4	25.7
End of period	$10.1	$17.9

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2015
(Unaudited)
(in millions)

	Stockholders’ Equity
	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$—	$0.9	$0.1	$24.0	$(2.3)	$25.8	$(8.7)	$39.8
Net income	—	—	—	—	—	84.6	1.5	86.1
Other comprehensive income	—	—	—	—	0.5	—	0.2	0.7
Stock compensation	—	—	—	8.5	—	—	(0.2)	8.3
Stock issued upon exercise of stock options	—	—	—	4.6	—	—	—	4.6
Minimum withholding of taxes related to stock compensation	—	—	—	(5.2)	—	—	—	(5.2)
Excess tax benefit from stock compensation	—	—	—	4.6	—	—	—	4.6
Repurchases of common stock	—	—	—	(13.0)	—	—	—	(13.0)
Balance at March 31, 2015	$—	$0.9	$0.1	$23.5	$(1.8)	$110.4	$(7.2)	$125.9

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Starz Digital

Starz Digital distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, and content for which it has licensed home entertainment ancillary rights in the U.S. and throughout the world to the extent it has rights to such content in international territories. Starz Digital receives fees for its content from a wide array of partners and distributors. These range from traditional MVPDs, online/mobile distributors, game developers/publishers and consumer electronics companies. Starz Digital also distributes Weinstein’s titles.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Starz considers amortization of program rights, the development of the remaining unrecognized revenue (also known as “Ultimate Revenue”) estimates associated with released films, the assessment of investment in films and television programs for impairment, the fair value of goodwill and any related impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the 2015 presentation.

Note 2 - Debt

Debt consists of the following (in millions):

	March 31, 2015	December 31, 2014
Credit Agreement (a)	$447.0	$432.0
Senior Notes, including premium of $2.3 and $2.5 (b)	677.3	677.5
Capital leases (c)	68.7	70.0
Total debt	1,193.0	1,179.5
Less current portion of debt	(5.3)	(5.3)
Debt	$1,187.7	$1,174.2

(a)
As of March 31, 2015, Starz, LLC had $553.0 million of borrowing capacity under a credit agreement (“Credit Agreement”) that provided for $1,000.0 million of revolving loans and a $50.0 million sub-limit for standby letters of credit with a maturity date of November 16, 2016. As more fully described in Note 10 - Subsequent Events, on April 20, 2015, Starz, LLC terminated the Credit Agreement and entered into a new $1,000.0 million credit agreement (“2015 Credit Agreement”).

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Interest on each loan under the Credit Agreement is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.5% depending on the consolidated leverage ratio, as defined in the Credit Agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1.0% or (c) LIBOR for a one-month interest period plus 1.0%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.5% and 2.5% depending on the consolidated leverage ratio. The Credit Agreement requires Starz, LLC to pay a commitment fee on any unused portion. The commitment fee varies between 0.25% and 0.50%, depending on the consolidated leverage ratio.

As of March 31, 2015, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding under the Credit Agreement (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
March 2015 to April 2015	1.9227%	$35.0
March 2015 to April 2015	1.9265%	371.0
March 2015 to April 2015	1.9278%	36.0
March 2015 and forward	4.0000%	5.0
		$447.0

The Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the Credit Agreement. As of March 31, 2015, Starz, LLC was in compliance with all covenants under the Credit Agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (“Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of March 31, 2015, Starz, LLC was in compliance with all covenants under the Senior Notes.

(c)
On January 11, 2013, Starz, LLC entered into a commercial lease for its headquarters building. The term of the lease is ten years, with four successive five-year renewal periods at the option of Starz, LLC. Starz, LLC has recorded a $44.8 million capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At March 31, 2015, the fair value of the Senior Notes was $697.5 million which was based upon quoted prices in active markets. Starz believes the fair value of the Credit Agreement approximates its carrying value as of March 31, 2015 due to its variable rate nature and Starz’s stable credit spread.

Amounts totaling $1.5 million and $0.9 million of interest expense have been capitalized as investment in films and television programs during the three months ended March 31, 2015 and 2014, respectively.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of March 31, 2015, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of the Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of March 31, 2015, there were 15.1 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to the Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock. Starz used $13.0 million of cash, including fees, to buy back 0.4 million shares of common stock under the share repurchase program during the three months ended March 31, 2015. There is $169.3 million remaining under the share repurchase program as of March 31, 2015.

Note 4 – Stock Options and Restricted Stock

Starz has granted to certain of its employees and directors, stock options to purchase Series A common stock, restricted shares of Series A common stock and restricted stock units pursuant to the Starz incentive plans.

Stock compensation expense, by expense category, consists of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Programming costs	$0.6	$0.7
Operating expenses	0.1	0.1
Selling, general and administrative expenses	7.6	7.0
Total stock compensation expense	$8.3	$7.8

As of March 31, 2015, the total unrecognized compensation cost related to the unvested stock options, restricted stock and restricted stock units was approximately $62.8 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.39 years.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

The following table presents the number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock:

	Options	WAEP
Outstanding at December 31, 2014	16,431,666	$17.42
Granted	45,449	$33.71
Exercised	(1,129,145)	$13.44
Forfeited	(269,449)	$23.33
Expired/canceled	—	$—
Outstanding at March 31, 2015	15,078,521	$17.67

Exercisable at March 31, 2015	6,816,379	$13.84

At March 31, 2015, the weighted-average remaining contractual term of outstanding options is 5.4 years and exercisable options is 4.1 years. At March 31, 2015, the aggregate intrinsic value of the outstanding options is $252.5 million and the exercisable options is $140.2 million.

The following table presents the number and weighted-average grant date fair value of restricted stock grants:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2014	708,658	$21.01
Granted	2,556	$34.34
Vested	(71,655)	$17.05
Forfeited	(13,483)	$26.29
Outstanding at March 31, 2015	626,076	$21.41

At March 31, 2015, 2.6 million of outstanding stock options and 0.2 million restricted shares were held by Liberty Media Corporation employees as a result of the January 2013 spin-off of Liberty Spinco, Inc. (currently known as Liberty Media Corporation), our then wholly-owned subsidiary.

In March 2015, Starz granted certain employees restricted stock units that will vest based upon the actual, cumulative Adjusted OIBDA (as defined in Note 9) achieved by Starz during a three year performance period beginning on January 1, 2015 and ending on December 31, 2017 (“Performance Period”), compared to a target cumulative Adjusted OIBDA during the Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from a threshold of 50% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals 90% of the targeted amount, to a maximum of 200% of the target award if Starz’s actual three-year cumulative Adjusted OIBDA equals or exceeds 120% of the targeted amount. Results between threshold, target and maximum will be interpolated on a straight line basis. Each restricted stock unit is the right to receive, in those specified circumstances, one share of Starz Series A common stock. Based upon the target for the Performance Period, the number of restricted stock units representing the threshold, target and maximum are 50,841 units, 101,681 units and 203,362 units, respectively.

Note 5 – Related Party Transactions

In December 2010, Anchor Bay Entertainment entered into a five-year license agreement with Weinstein for the distribution of certain of Weinstein’s theatrical releases on DVD and digital formats. Effective December 2014, Anchor Bay Entertainment extended, through April 2020, its license agreement with Weinstein. Anchor Bay Entertainment earns a fee for the distribution of such theatrical titles. Starz recognized expense of $21.4 million and $26.1 million, which is included in production and acquisition costs in the accompanying condensed consolidated statements of operations, for Weinstein’s share of the net proceeds under the license agreement, for the three months ended March 31, 2015 and 2014, respectively. Amounts due to Weinstein totaled $40.8 million and $59.6 million, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets, at March 31, 2015 and December 31, 2014, respectively.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 6 - Income Taxes

The income tax provision for the three months ended March 31, 2015 and 2014 is calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rate was 33% and 35% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities.  In addition, our effective tax rate is impacted by state and local taxes for both the three months ended March 31, 2015 and 2014.
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
The unpaid balance for program rights related to films that were available for exhibition at March 31, 2015 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2015, such liabilities aggregated approximately $124.0 million and are payable as follows: $117.3 million in 2015, $6.5 million in 2016 and $0.2 million in 2017.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which have not been accrued as of March 31, 2015, are as follows: $143.5 million in 2015; $130.4 million in 2016; $111.3 million in 2017; $101.6 million in 2018; $85.8 million in 2019 and $158.7 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony and Disney. Starz is unable to estimate the amounts to be paid under these agreements for films that have not yet been released; however, such amounts are expected to be significant.

Total amortization of program rights was $136.9 million and $146.3 million for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 8 – Other Information

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	March 31, 2015	December 31, 2014
Program rights payable	$120.6	$89.0
Royalties, residuals and participations	88.3	74.6
Participations payable to Weinstein	40.8	59.6
Advertising and marketing	31.9	41.1
Payroll and related costs	15.6	27.5
Other	48.0	35.6
	$345.2	$327.4

Supplemental Disclosure of Cash Flow Information

The following table presents the supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2015	2014
Cash paid for interest, net of amounts capitalized	$19.0	$19.4
Cash paid for income taxes	$1.8	$2.6

Net Income Attributable to Common Stockholders

Basic net income per common share (“EPS”) is computed by dividing net income attributable to stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. The following is a reconciliation between basic and diluted weighted average shares outstanding (in millions):

	Three Months Ended March 31,
	2015	2014
Basic weighted average shares outstanding	101.1	108.2
Effect of dilution:
Stock options	4.8	5.5
Restricted shares	0.6	1.3
Restricted stock units	0.1	—
Diluted weighted average shares outstanding	106.6	115.0
For the three months ended March 31, 2015, and 2014, approximately 1.3 million shares and none, respectively, have been excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

those goods or services.” For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz is currently assessing the impact that these changes will have on its consolidated financial statements and therefore are unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, Starz had $9.2 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets.
Note 9 – Information about Operating Segments

Starz is primarily engaged in video programming and development, production, acquisition and distribution of entertainment content. Starz evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as Adjusted OIBDA. Adjusted OIBDA is defined as revenue less programming costs, production and acquisition costs, home video cost of sales, operating expenses and selling, general and administrative expenses, but excluding all stock compensation expense. Starz’s chief operating decision maker uses this measure of performance in conjunction with other measures to evaluate the operating segments’ performance and make decisions about allocating resources among the operating segments. Starz believes Adjusted OIBDA is an important indicator of the operational strength and performance of its operating segments, including each operating segment’s ability to assist Starz in servicing its debt and to fund investments in films and television programs. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between operating segments and identify strategies to improve performance. This measure of performance excludes stock compensation and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by (used in) operating activities and other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes (in millions):

	Three Months Ended March 31,
	2015	2014
Consolidated Adjusted OIBDA	$155.5	$126.2
Stock compensation	(8.3)	(7.8)
Depreciation and amortization	(4.7)	(4.9)
Interest expense, net of amounts capitalized	(11.2)	(11.5)
Other income (expense), net	(2.2)	0.5
Income before income taxes	$129.1	$102.5

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

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

Performance Measures (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
Starz Networks	$334.0	$324.0
Starz Distribution	109.7	87.3
Starz Animation	7.3	8.9
Inter-segment eliminations	(0.3)	(0.2)
Total revenue	$450.7	$420.0

Adjusted OIBDA:
Starz Networks	$129.7	$114.0
Starz Distribution	26.4	12.7
Starz Animation	(0.6)	(0.6)
Inter-segment eliminations	—	0.1
Total Adjusted OIBDA	$155.5	$126.2

Other Information (in millions):

	Three Months Ended March 31,
	2015	2014
Cash paid for investment in films and television programs:
Starz Networks	$69.1	$55.5
Starz Distribution	39.6	24.0
Starz Animation	—	—
Inter-segment eliminations	—	—
Total cash paid for investment in films and television programs	$108.7	$79.5

	March 31, 2015	December 31, 2014
Total assets:
Starz Networks	$1,505.1	$1,357.4
Starz Distribution	228.8	174.1
Starz Animation	2.5	2.4
Other unallocated assets (primarily cash, deferred taxes and other assets, including a commercial lease for Starz’s corporate headquarters facility)	83.8	101.9
Inter-segment eliminations	(132.7)	(62.6)
Total assets	$1,687.5	$1,573.2

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015

Note 10 – Subsequent Events

On April 20, 2015 Starz, LLC entered into the 2015 Credit Agreement that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Net proceeds from the 2015 Credit Agreement were used to repay and terminate the Credit Agreement. Borrowings under the 2015 Credit Agreement may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the 2015 Credit Agreement may be reborrowed. The 2015 Credit Agreement is scheduled to mature on April 20, 2020.

Interest on each loan under the 2015 Credit Agreement is payable at either an alternate base rate or LIBOR at Starz, LLC’s election. Borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.5% and 1.25% depending on the consolidated leverage ratio of Starz, LLC, as defined in the 2015 Credit Agreement. The alternate base rate is the highest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus ½ of 1% or (c) LIBOR for a one-month interest period plus 1%. Borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.25% depending on the consolidated leverage ratio of Starz, LLC. The 2015 Credit Agreement requires Starz, LLC to pay a commitment fee on any unused portion. The commitment fee varies between 0.25% and 0.40%, depending on the consolidated leverage ratio of Starz, LLC.

The 2015 Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens or guarantees, or making certain distributions, investments and other restricted payments. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the 2015 Credit Agreement.

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
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2014.
OVERVIEW
Starz is a leading integrated global media and entertainment company. We provide premium subscription video programming to U.S. MVPDs, including cable operators, satellite television providers and telecommunications companies. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our business operations are conducted by our wholly-owned subsidiaries Starz, LLC, Starz Entertainment, Film Roman and certain other immaterial subsidiaries, and our majority-owned subsidiary Starz Media, which is owned 25% by Weinstein.
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
RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2015 AND 2014
Our operating results are as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue:
Programming networks and other services	$415.8	$363.3	$52.5	14%
Home video net sales	34.9	56.7	(21.8)	(38)%
Total revenue	450.7	420.0	30.7	7%
Costs and expenses:
Programming (including amortization)	146.0	156.9	(10.9)	(7)%
Production and acquisition (including amortization)	56.6	40.9	15.7	38%
Home video cost of sales	10.4	13.0	(2.6)	(20)%
Operating	13.3	14.1	(0.8)	(6)%
Selling, general and administrative	77.2	76.7	0.5	1%
Depreciation and amortization	4.7	4.9	(0.2)	(4)%
Total costs and expenses	308.2	306.5	1.7	1%
Operating income	142.5	113.5	29.0	26%
Other income (expense):
Interest expense, net of amounts capitalized	(11.2)	(11.5)	0.3	3%
Other income (expense), net	(2.2)	0.5	(2.7)	540%
Income before income taxes	129.1	102.5	26.6	26%
Income tax expense	(43.0)	(35.7)	(7.3)	(20)%
Net income	$86.1	$66.8	$19.3	29%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2015 TO THREE MONTHS ENDED MARCH 31, 2014
Revenue
Revenue by segment is as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Revenue
Starz Networks	$334.0	$324.0	$10.0	3%
Starz Distribution	109.7	87.3	22.4	26%
Starz Animation	7.3	8.9	(1.6)	(18)%
Inter-segment eliminations	(0.3)	(0.2)	(0.1)	(50)%
Total revenue	$450.7	$420.0	$30.7	7%
Starz Networks’ revenue represented 74% and 77% of our total revenue for the three months ended March 31, 2015 and 2014, respectively.
The table below sets forth, for the periods presented, subscriptions to our STARZ and ENCORE networks (subscriptions in millions):

	As of March 31,		# Change	% Change
Period End Subscriptions:	2015	2014	‘15 vs ‘14	‘15 vs ‘14
STARZ	23.7	21.9	1.8	8%
ENCORE	33.8	34.4	(0.6)	(2)%
Total	57.5	56.3	1.2	2%
Revenue from Starz Networks increased $10.0 million or 3% for the three months ended March 31, 2015 as compared to the corresponding prior year period. The increase in revenue is a result of a $15.3 million increase due to higher effective rates, partially offset by a $5.3 million decrease due to lower average subscriptions. Consignment subscriptions were negatively impacted at certain distributors by reduced promotional activity.
Revenue from Starz Distribution increased $22.4 million or 26% for the three months ended March 31, 2015 as compared to the corresponding prior year period. This increase is primarily due to licensing of our original series “Spartacus” and “Magic City” to Netflix in the U.S. and select international territories and “The White Queen” to Amazon in the U.S. and Netflix in select international territories along with the release of “Black Sails” season one in the home entertainment market (i.e., DVD and digital formats) and “Black Sails” season two in various television markets throughout the world. Such increase was partially offset by lower revenue from the distribution of Weinstein new releases.
Programming
Programming costs decreased $10.9 million or 7% for the three months ended March 31, 2015 as compared to the corresponding prior year period. The decrease in programming costs is primarily due to a $12.1 million decrease in output and library film amortization expense partially offset by a $2.6 million increase in original series amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2015 through 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year by 2016 or 2017.

Production and Acquisition
Production and acquisition costs increased $15.7 million or 38% for the three months ended March 31, 2015 as compared to the corresponding prior year period. The increase is primarily due to higher Starz Distribution revenue related to our original series, which resulted in higher amortization of our investment in films and television programs and participation costs, during the three months ended March 31, 2015.
Home Video Cost of Sales
Home video cost of sales decreased $2.6 million or 20% for the three months ended March 31, 2015 as compared to the corresponding prior year period. Home video cost of sales represented 30% and 23% of home video net sales for the three months ended March 31, 2015 and 2014, respectively. This increase in costs as a percentage of sales is due to higher revenue from our original series and lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Selling, General and Administrative
Selling, general and administrative expenses are as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Advertising and marketing
Starz Networks	$32.7	$27.9	$4.8	17%
Starz Distribution	7.0	11.1	(4.1)	(37)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	39.7	39.0	0.7	2%
General and administrative, excluding stock compensation
Starz Networks	21.5	21.7	(0.2)	(1)%
Starz Distribution	8.3	8.8	(0.5)	(6)%
Starz Animation	0.1	0.2	(0.1)	(50)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	29.9	30.7	(0.8)	(3)%
Stock compensation	7.6	7.0	0.6	9%
Total general and administrative	37.5	37.7	(0.2)	(1)%

Total selling, general and administrative	$77.2	$76.7	$0.5	1%

General and administrative expense as a percentage of revenue	8%	9%
Starz Networks’ advertising and marketing costs increased due to an increase in distributor marketing support and increased spend related to our original programming line-up. Starz Distribution’s advertising and marketing costs decreased primarily as a result of reduced spend due to fewer significant new films distributed for Weinstein.

Adjusted OIBDA
Adjusted OIBDA by segment is as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014	‘15 vs ‘14	‘15 vs ‘14
Adjusted OIBDA (1)
Starz Networks	$129.7	$114.0	$15.7	14%
Starz Distribution	26.4	12.7	13.7	108%
Starz Animation	(0.6)	(0.6)	—	—%
Inter-segment eliminations	—	0.1	(0.1)	100%
Total Adjusted OIBDA	$155.5	$126.2	$29.3	23%
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

Adjusted OIBDA for Starz Networks increased $15.7 million for the three months ended March 31, 2015 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, both of which were slightly offset by the increase in advertising and marketing costs. Adjusted OIBDA for Starz Distribution increased $13.7 million primarily due to higher revenue and a decrease in advertising and marketing costs, partially offset by an increase in production and acquisition costs.
Other Income (Expense), Net
We recorded other expense, net of $2.2 million for the three months ended March 31, 2015 as compared to other income, net of $0.5 million for the three months ended March 31, 2014. The expense for the three months ended March 31, 2015 is primarily comprised of our share of losses from our investment in Playco Holdings Limited. The income for the three months ended March 31, 2014 is primarily comprised of gains on foreign currency hedging transactions and foreign currency exchange gains.
Income Taxes
We had income before income taxes of $129.1 million and $102.5 million and income tax expense of $43.0 million and $35.7 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was 33% and 35% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate for the three months ended March 31, 2015 and 2014 is impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.  In addition, our effective tax rate is impacted by state and local taxes for both the three months ended March 31, 2015 and 2014.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of March 31, 2015, our cash and cash equivalents totaled $10.1 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
We generated a negative $5.8 million of net cash used in operating activities and generated a positive $41.3 million of net cash provided by operating activities for the three months ended March 31, 2015 and 2014, respectively. Our primary uses of cash are for payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by (used in) operating activities. Cash paid under our programming output and library agreements totaled $136.0 million and $112.6 million for the three months ended March 31, 2015 and 2014, respectively, and increased primarily due to a higher number of first-run films paid for in 2015 as compared to 2014. Cash paid for original programming, home video and other content totaled $108.7 million and $79.5 million for the three months ended March 31, 2015 and 2014, respectively, and increased primarily due to an increase in the number of original series in production. We plan to continue to increase our investments in original programming in future periods. A $34.6 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon also negatively impacted our net cash used in operating activities for the three months ended March 31, 2015.
During the three months ended March 31, 2015, we had net borrowings of $13.7 million. Additionally, we used $13.0 million of cash, including fees, to buy back 0.4 million shares of common stock under our share repurchase program for the three months ended March 31, 2015 as compared to $66.0 million for the three months ended March 31, 2014. We have $169.3 million available under our share repurchase program as of March 31, 2015.
We are continually projecting our anticipated cash requirements for our operating, investing and financing needs as well as net cash provided by operating activities available to meet these needs. Our potential sources of liquidity are net cash provided by operating activities and borrowings under our 2015 Credit Agreement and we expect that we will be able to utilize these sources to fund our expected uses of cash for investing and financing activities, which include debt repayments, buybacks of common stock and capital expenditures during 2015. Based upon our current operating plans, we believe that our net cash provided by operating activities and borrowings under our 2015 Credit Agreement through its expiration on April 20, 2020 will be sufficient to fund our cash commitments for investing and financing activities, such as our capital expenditures and long term debt obligations from 2016 through 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. We are currently assessing the impact that these changes will have on our consolidated financial statements and therefore are unable to quantify such impact or determine the method of adoption.
In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For a public entity, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, Starz had $9.2 million of debt issuance costs which are included in other assets, net in the accompanying condensed consolidated balance sheets.
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
As of March 31, 2015, our debt is comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$447.0	1.95%	$746.0	5.13%
A hypothetical 50 basis point change in interest rates prevailing at March 31, 2015 would either increase or decrease our annual interest expense on our variable rate debt by approximately $2.2 million. As shown above, the majority of our outstanding debt at March 31, 2015 was fixed rate debt. We have borrowing capacity at March 31, 2015 of $553.0 million under our Credit Agreement at variable rates.
At March 31, 2015, the fair value of our Senior Notes was $697.5 million. We believe the fair value of our Credit Agreement approximates its carrying value as of March 31, 2015 due to its variable rate nature and our stable credit spread.
We are exposed to foreign exchange rate risk on certain of our original series that are produced in foreign countries. We mitigate this foreign exchange rate risk by entering into forward contracts and other types of derivative instruments as deemed appropriate. As of March 31, 2015, the fair market value of our outstanding derivative instruments related to foreign currencies was insignificant. We are also exposed to foreign exchange rate risk on our foreign operations; however, this risk is not deemed significant to our overall business.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Starz board of directors has authorized a total of $800.0 million since January 2013 to repurchase Starz common stock.
First quarter repurchases and remaining availability under the repurchase program is as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
January 1 - 31, 2015	198,200	$29.97	198,200	$176.3	million
February 1 - 28, 2015	—	$—	—	$176.3	million
March 1 - 31, 2015	208,498	$33.70	208,498	$169.3	million
Total	406,698		406,698
In addition to the shares listed in the table above, 17,971 shares of Series A common stock were surrendered in the first quarter of 2015 by our employees to pay withholding taxes in connection with the vesting of restricted stock.
Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
10.1	Form of Performance-Based Restricted Stock Units Award Agreement under Registrant’s 2011 Incentive Plan*
10.2
Credit Agreement dated as of April 20, 2015 among Starz, LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, and the other parties named therein (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Current Report on Form 8-K (File No. 333-184551), filed with the Securities and Exchange Commission on April 24, 2015).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: April 29, 2015		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: April 29, 2015		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
10.1	Form of Performance-Based Restricted Stock Units Award Agreement under Registrant’s 2011 Incentive Plan*
10.2
Credit Agreement dated as of April 20, 2015 among Starz, LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, and the other parties named therein (incorporated by reference to Exhibit 4.1 to Starz, LLC’s Current Report on Form 8-K (File No. 333-184551), filed with the Securities and Exchange Commission on April 24, 2015).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
_____________________

*	Filed herewith.

**	Furnished herewith.