Form 10-Q
period 2016-03-31
Starz
filed 2016-04-28
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of March 31, 2016 was:

Series A	Series B
88,574,412	9,858,316

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9.8	$10.7
Trade accounts receivable, net of allowances of $21.7 and $35.2	287.6	252.9
Program rights, net	379.8	316.1
Other current assets	67.1	90.1
Total current assets	744.3	669.8
Program rights	348.9	335.9
Investment in films and television programs, net	215.9	215.6
Property and equipment, net of accumulated depreciation of $137.4 and $134.5	87.0	89.2
Deferred income taxes	21.2	21.2
Goodwill	131.8	131.8
Other assets, net	106.4	100.7
Total assets	$1,655.5	$1,564.2

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.7	$5.6
Trade accounts payable	10.0	8.0
Accrued liabilities (Notes 6 and 7)	275.0	267.7
Deferred revenue	11.5	10.3
Total current liabilities	302.2	291.6
Debt (Note 2)	1,114.4	1,032.2
Other liabilities (Note 6)	27.3	22.7
Total liabilities	1,443.9	1,346.5

Stockholders’ equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 88,574,412 and 91,468,763 shares at March 31, 2016 and December 31, 2015, respectively	0.9	0.9
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,858,316 and 9,861,294 shares at March 31, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of taxes	(1.5)	(1.5)
Retained earnings	212.1	218.2
Total equity	211.6	217.7
Commitments and contingencies (Note 6)
Total liabilities and equity	$1,655.5	$1,564.2

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Programming networks and other services	$397.4	$415.8
Home video net sales	34.5	34.9
Total revenue	431.9	450.7

Costs and expenses:
Programming (including amortization) (Notes 4 and 6)	150.7	146.0
Production and acquisition (including amortization)	58.1	56.6
Home video cost of sales	7.4	10.4
Operating (Note 4)	6.0	13.3
Selling, general and administrative (Note 4)	90.9	77.2
Depreciation and amortization	4.7	4.7
Total costs and expenses	317.8	308.2

Operating income	114.1	142.5

Other income (expense):
Interest expense, net of amounts capitalized (Note 2)	(11.9)	(11.2)
Other income (expense), net	0.4	(2.2)
Income before income taxes	102.6	129.1

Income tax expense (Note 5)	(35.6)	(43.0)

Net income	67.0	86.1

Net income attributable to noncontrolling interest	—	(1.5)

Net income attributable to stockholders	$67.0	$84.6

Basic net income per common share (Note 7)	$0.68	$0.84
Diluted net income per common share (Note 7)	$0.65	$0.80
Weighted average number of common shares outstanding (Note 7):
Basic	99.0	101.1
Diluted	102.7	106.2

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015

Net income	$67.0	$86.1

Other comprehensive income, net of taxes -
Foreign currency translation adjustments from operations	—	0.7

Comprehensive income	67.0	86.8

Comprehensive income attributable to noncontrolling interest	—	(1.7)

Comprehensive income attributable to stockholders	$67.0	$85.1

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$67.0	$86.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	4.7
Amortization of program rights	138.5	136.9
Program rights payments	(126.9)	(136.0)
Amortization of investment in films and television programs	47.0	36.9
Investment in films and television programs	(96.2)	(108.7)
Stock compensation	8.3	8.3
Deferred income taxes	—	(6.8)
Other non-operating and non-cash items	(10.0)	(13.5)
Changes in assets and liabilities:
Current and other assets	(4.6)	(8.7)
Payables and other liabilities	(22.4)	(5.0)
Net cash provided by (used in) operating activities	5.4	(5.8)

Investing activities:
Purchases of property and equipment	(2.2)	(2.2)
Investment in and advances to equity investee	(4.0)	—
Net cash used in investing activities	(6.2)	(2.2)

Financing activities:
Borrowings of debt	133.0	95.0
Payments of debt	(51.4)	(81.3)
Repurchases of common stock	(83.9)	(13.0)
Exercise of stock options	2.2	4.6
Minimum withholding of taxes related to stock compensation	(1.0)	(5.2)
Excess tax benefit from stock compensation	1.0	4.6
Net cash provided by (used in) financing activities	(0.1)	4.7

Net decrease in cash and cash equivalents	(0.9)	(3.3)
Cash and cash equivalents:
Beginning of period	10.7	13.4
End of period	$9.8	$10.1

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2016
(Unaudited)
(in millions)

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2015	$—	$0.9	$0.1	$—	$(1.5)	$218.2	$217.7
Net income	—	—	—	—	—	67.0	67.0
Stock compensation	—	—	—	8.6	—	—	8.6
Stock issued upon exercise of stock options	—	—	—	2.2	—	—	2.2
Minimum withholding of taxes related to stock compensation	—	—	—	(1.0)	—	—	(1.0)
Excess tax benefit from stock compensation	—	—	—	1.0	—	—	1.0
Repurchases of common stock	—	—	—	(10.8)	—	(73.1)	(83.9)
Balance at March 31, 2016	$—	$0.9	$0.1	$—	$(1.5)	$212.1	$211.6

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31 2016

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz’s Annual Report on Form 10-K for the year ended December 31, 2015.

Business

Starz’s business operations are conducted by its wholly-owned subsidiaries Starz, LLC, Starz Entertainment, LLC (“Starz Entertainment”), Starz Media Group, LLC (“Starz Media”) and certain other immaterial subsidiaries. In October 2015, Starz, LLC acquired the 25% interest in Starz Media formerly owned by The Weinstein Company LLC (“Weinstein”). In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, LLC (“Film Roman”), which made up 100% of the Starz Animation operating segment. Following the sale of Film Roman, Starz manages its operations through its Starz Networks and Starz Distribution operating segments:

Starz Networks

Starz Networks’ flagship premium networks are STARZ and STARZ ENCORE. STARZ exhibits first-run hit movies and original series. STARZ ENCORE airs first-run movies, classic contemporary movies and original series. Starz Networks’ third network, MOVIEPLEX, offers a variety of art house, independent films and classic movie library content. STARZ and STARZ ENCORE, along with MOVIEPLEX, air across 17 linear networks complemented by on-demand and online services. Starz Networks’ premium networks are offered by Distributors to their subscribers either on a fixed monthly price as part of a programming tier or package or on an a la carte basis.

Starz Distribution

Starz Distribution includes the Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.

Anchor Bay Entertainment

Anchor Bay Entertainment is the global home video sales arm of Starz and distributes DVDs (standard definition and Blu-ray™) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent it has home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and STARZ ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

and national retailers and other companies, including Amazon, Best Buy, Ingram Entertainment, Netflix, Redbox, Target and Wal-Mart.

Starz Digital

Starz Digital is the global digital and on-demand licensing arm of Starz and distributes content on pay-per-view, video-on-demand, subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third-parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Certain of the titles acquired by Starz Digital air on Starz Networks’ STARZ and STARZ ENCORE networks. Starz Digital receives fees for its content from a wide array of partners ranging from traditional MVPDs to online and mobile distributors.

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

Note 2 - Debt

Debt consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Credit Agreement (a)	$391.0	$308.0
Senior Notes, including premium of $1.8 and $1.9 (b)	676.8	676.9
Capital leases (c)	63.4	64.8
Debt issuance costs, net	(11.1)	(11.9)
Total debt	1,120.1	1,037.8
Less: current portion	(5.7)	(5.6)
	$1,114.4	$1,032.2

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Borrowings may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid may be reborrowed. The Credit Agreement is scheduled to mature on April 20, 2020. As of March 31, 2016, $609.0 million of borrowing capacity was available under the Credit Agreement.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

requires Starz, LLC to pay a commitment fee on any unused portion. The commitment fee varies between 0.25% and 0.40%, depending on the consolidated leverage ratio of Starz, LLC.

As of March 31, 2016, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
March 2016 to April 2016	2.1880%	$133.0
March 2016 to April 2016	2.1821%	200.0
March 2016 and forward	4.2500%	58.0
		$391.0

The Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, or making certain distributions, investments and other restricted payments, liens or guarantees. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the Credit Agreement. As of March 31, 2016, Starz, LLC was in compliance with all covenants under the Credit Agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (“Senior Notes”). The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of March 31, 2016, Starz, LLC was in compliance with all covenants under the Senior Notes.

(c)
On January 11, 2013, Starz, LLC entered into a commercial lease with a subsidiary of Starz’s related party, Liberty Media Corporation (“Liberty Media”), for its headquarters building. The term of the lease is ten years, with four successive five-year renewal periods at the option of Starz, LLC. Starz, LLC recorded a capital lease in connection with this lease agreement with an imputed annual interest rate of 6.4%.

Starz Entertainment has entered into capital lease agreements for its transponder capacity. The agreements expire during 2018 to 2021 and have imputed annual interest rates ranging from 5.5% to 7.0%.

At March 31, 2016, the fair value of the Senior Notes was $683.4 million and was based upon quoted prices in active markets. Starz believes the fair value of borrowings under the Credit Agreement approximate their carrying value as of March 31, 2016 due to their variable rate nature and Starz’s stable credit spread.

Interest costs of $0.9 million and $1.5 million have been capitalized as investment in films and television programs during the three months ended March 31, 2016 and 2015, respectively.

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of March 31, 2016, no shares of preferred stock were issued.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

As of March 31, 2016, there were 12.7 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock. Starz repurchased 3.1 million shares of Series A common stock for aggregate consideration, including fees, of $83.9 million during the three months ended March 31, 2016. Starz had $394.4 million available under its share repurchase program as of March 31, 2016.

Note 4 – Stock Compensation

Pursuant to the Starz 2011 Incentive Plan, the compensation committee of the board of directors may grant eligible employees stock options, stock appreciation rights, restricted shares and restricted stock units.

Stock compensation expense, by expense category, consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Programming	$0.7	$0.6
Operating	0.1	0.1
Selling, general and administrative	7.5	7.6
	$8.3	$8.3

As of March 31, 2016, the total unrecognized compensation cost related to unvested stock options, restricted shares and restricted stock units was approximately $51.5 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.46 years.

The number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock were as follows:

	Options	WAEP
Outstanding at December 31, 2015	13,187,542	$18.97
Granted	—	$—
Exercised	(283,749)	$14.10
Forfeited	(193,703)	$27.74
Expired/canceled	—	$—
Outstanding at March 31, 2016	12,710,090	$18.94

Exercisable at March 31, 2016	8,449,119	$15.95

At March 31, 2016, the weighted-average remaining contractual term of outstanding options was 4.84 years and exercisable options was 4.24 years. At March 31, 2016, the aggregate intrinsic value of outstanding options and exercisable options was $107.6 million and $90.3 million, respectively. The aggregate intrinsic value of options exercised was $4.7 million and $21.7 million for the three months ended March 31, 2016 and 2015, respectively.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

The number and weighted average grant-date fair value of restricted share grants were as follows:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	769,947	$29.22
Granted	90,064	$26.09
Vested	(48,092)	$18.43
Forfeited	(27,247)	$27.11
Outstanding at March 31, 2016	784,672	$29.60

The grant-date fair value was based on the market value of the shares on the date of grant. The aggregate fair value of all restricted shares that vested during the three months ended March 31, 2016 and 2015 was $1.4 million and $2.4 million, respectively.

As of March 31, 2016, the number of performance based restricted stock units representing the threshold, target and maximum payout levels were 50,061 units, 100,122 units and 200,244 units, respectively (which are not reflected in the table above). During the three months ended March 31, 2016, 6,948 units, at the target payout level, were forfeited.

At March 31, 2016, 1.9 million outstanding stock options were held by employees of Starz’s related party Liberty Media.

Note 5 - Income Taxes

The income tax provision for the three months ended March 31, 2016 and 2015 was calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rate was 35% and 33% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which was partially offset by state and local taxes.
Note 6 - Commitments and Contingencies

Programming Rights

Starz has an exclusive multi-year output licensing agreement for qualifying films that are released theatrically in the U.S. by Sony Pictures Entertainment Inc. (“Sony”) through 2021. The agreement provides Starz with exclusive pay television rights to exhibit qualifying theatrically released films under the Sony, Columbia Pictures, Screen Gems, Sony Pictures Classics and TriStar labels. Theatrically released films produced by Sony Pictures Animation are not licensed to Starz under the Sony agreement. In addition, Starz had an exclusive licensing agreement for qualifying films that were released theatrically in the U.S. by The Walt Disney Company (“Disney”) through 2015, with initial license periods for those films extending into 2017. The agreement provided Starz with exclusive pay television rights to exhibit qualifying theatrically released films under the Disney, Touchstone, Pixar and Marvel labels. Theatrically released films produced by DreamWorks and released by Disney were not licensed to Starz under the Disney agreement. The programming fees to be paid to Sony and Disney are based on the quantity and domestic theatrical exhibition receipts of qualifying films. Starz has also entered into agreements with a number of other motion picture producers and is obligated to pay fees for the rights to exhibit certain films licensed from these producers.
The unpaid balance for program rights related to films that were available for exhibition at March 31, 2016 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2016, such liabilities aggregated approximately $132.7 million and are payable as follows: $104.1 million in 2016, $12.6 million in 2017, $5.0 million in 2018, $9.8 million in 2019, and $1.2 million in 2020.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Disney agreements, which had not been accrued as of March 31, 2016, were as follows: $103.1 million in 2016; $118.4 million in 2017; $98.4 million in 2018; $83.9 million in 2019; $65.3 million in 2020 and $110.3 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony. Starz is unable to estimate the amounts to be paid under the Sony agreement for films that have not yet been released, however, such amounts are expected to be significant.

Total amortization of program rights was $138.5 million and $136.9 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Legal Proceedings

On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

On November 9, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California by Pierre Bolduc, against Starz and certain individual defendants. The plaintiff purports to represent a class of persons who purchased shares of Starz common stock between August 1, 2014 and October 29, 2015. Citing allegations in the lawsuit filed by Keno Thomas, described above, the plaintiff alleges that the defendants violated applicable federal securities laws by making materially false and misleading statements and failing to disclose that: (a) Starz lacked adequate internal controls; (b) Starz’s contract with a certain Distributor was a result of illicit business practices; and (c) as a result, Starz’s public statements were materially false and misleading and lacked a reasonable basis. The complaint alleges that the price of shares of Starz’s common stock fell as a result of the Keno Thomas lawsuit. The plaintiff seeks damages, interest, reasonable attorneys’ fees and costs. On February 11, 2016, the District Court entered an Order appointing Lucille Theroux as Lead Plaintiff and Approving Glancy Prongay & Murray LLP, as Counsel, and thereafter the Court formally changed the case name to Theroux v. Starz, et al. On March 28, 2016, pursuant to the parties’ stipulation, the District Court dismissed this action without prejudice.
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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Program rights payable	$107.7	$67.8
Royalties, residuals and participations	79.8	82.4
Advertising and marketing	40.5	48.1
Payroll and related costs	18.5	29.2
Other	28.5	40.2
	$275.0	$267.7

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cash paid for interest, net of amounts capitalized	$19.7	$19.0
Cash paid for income taxes	$1.7	$1.8

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

	Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	99.0	101.1
Effect of dilution:
Stock options	3.5	4.8
Restricted shares	0.2	0.3
Diluted weighted average shares outstanding	102.7	106.2
For the three months ended March 31, 2016 and 2015, approximately 2.9 million shares and 1.4 million shares, respectively, were excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (i.e., January 1, 2018 for Starz). Early application is permitted, but not before annual periods beginning after December 15, 2016 (i.e., January 1, 2017 for Starz). An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. Starz is currently assessing the impact that these changes will have on its consolidated financial statements, and therefore, is unable to quantify such impact or determine the method of adoption.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842): New Guidance on Accounting for Leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. A lease liability is defined as a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. A right-of-use asset is defined as an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For a public entity, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019 for Starz). Early adoption is permitted. Starz is currently assessing the impact that these changes will have on its consolidated financial statements, and therefore, is unable to quantify such impact.
In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for income taxes associated with share-based compensation by eliminating the requirement to classify the excess tax benefit as additional paid-in capital. For the three months ended March 31, 2016, Starz recognized $1.0 million of excess tax benefits in additional paid-in capital. Under this new guidance, all tax effects (excess tax benefits and tax deficiencies) related to exercised or vested awards shall be recognized as income tax benefit or expense in the statement of operations in the reporting period as they occur, regardless of whether the tax effects reduce taxes payable in the reporting period. ASU 2016-09 also requires a reclassification of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. The new guidance also establishes the requirement to classify cash paid by an entity to the taxing authorities when directly withholding shares for tax-withholding purposes as a financing activity, which is consistent with Starz’s current and historical presentation. For a public entity, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years (i.e., January 1, 2017 for Starz). Early adoption is permitted for any interim or annual period. Starz is currently assessing the impact that these changes will have on its consolidated financial statements, and therefore, is unable to quantify such impact.
Note 8 – Information about Operating Segments

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

The reconciliation of Adjusted OIBDA to income before income taxes was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Consolidated Adjusted OIBDA	$127.1	$155.5
Stock compensation	(8.3)	(8.3)
Depreciation and amortization	(4.7)	(4.7)
Interest expense, net of amounts capitalized	(11.9)	(11.2)
Other income (expense), net	0.4	(2.2)
Income before income taxes	$102.6	$129.1

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

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

Performance Measures (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
Starz Networks	$339.9	$334.0
Starz Distribution	92.7	109.7
Starz Animation	—	7.3
Inter-segment eliminations	(0.7)	(0.3)
	$431.9	$450.7

Adjusted OIBDA:
Starz Networks	$116.8	$129.7
Starz Distribution	10.6	26.4
Starz Animation	—	(0.6)
Inter-segment eliminations	(0.3)	—
	$127.1	$155.5

Other Information (in millions):

	Three Months Ended March 31,
	2016	2015
Cash paid for investment in films and television programs:
Starz Networks	$81.1	$69.1
Starz Distribution	15.1	39.6
Starz Animation	—	—
Inter-segment eliminations	—	—
	$96.2	$108.7

	March 31, 2016	December 31, 2015
Total assets:
Starz Networks	$1,499.2	$1,365.9
Starz Distribution	173.9	166.8
Starz Animation	—	—
Other unallocated assets (primarily cash, deferred taxes and other assets, including income taxes receivable and the commercial lease for Starz’s corporate headquarters facility)	78.3	109.7
Inter-segment eliminations	(95.9)	(78.2)
	$1,655.5	$1,564.2

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
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•
changes in the nature of key strategic relationships with Distributors and content providers and our ability to enter into, maintain and renew affiliation agreements with Distributors and programming output and library agreements with content providers on terms acceptable to us;

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

•
changes in distribution and viewing of television programming, including the expanded deployment of DVRs, video-on-demand, online based content delivery, Blu-rayTM players, game consoles and mobile devices, and their impact on media content consumption;

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

•
failure to protect digital information, including confidential and proprietary information about our distribution partners, viewers and employees, and copies of films, television programs and other content, subjecting us to potentially costly government enforcement actions, private litigation and reputational risks;

•	market demand for our products and services internationally;

•	fluctuation in foreign currency exchange rates; and

•	threatened terrorist attacks or political unrest in domestic and international markets.
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015.
OVERVIEW
Starz is a leading integrated global media and entertainment company. We provide premium subscription video programming in the U.S. to cable operators, satellite television providers, telecommunications companies and online video providers. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our business operations are conducted by our wholly-owned subsidiaries Starz, LLC, Starz Entertainment, Starz Media and certain other immaterial subsidiaries. In October 2015, Starz, LLC acquired the 25% interest in Starz Media formerly owned by Weinstein. In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which made up 100% of our Starz Animation operating segment.
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
Revenue
The STARZ and STARZ ENCORE networks are the primary drivers of Starz Networks’ revenue. Our networks are distributed pursuant to affiliation agreements with Distributors. Programming revenue is recognized in the period during which programming is provided, either:

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
Home video cost of sales represents the direct costs related to the production and distribution of DVDs in our Starz Distribution segment. These costs include costs such as manufacturing, mastering, freight and distribution fees.
Operating expenses primarily includes Starz Networks’ operating costs (e.g., salaries, transponder expenses and maintenance and repairs) and non-DVD distribution expenses related to Starz Distribution. Prior to the sale of Film Roman, it included production costs related to animation services provided to customers under contract, which represented Starz Animation’s largest expense.
Selling, general and administrative expenses include our advertising and marketing costs and our general and administrative expenses. Advertising and marketing costs primarily include consumer marketing, distributor marketing support and other marketing costs. General and administrative expenses include salaries, stock compensation and other overhead costs.
RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Our operating results were as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue:
Programming networks and other services	$397.4	$415.8	$(18.4)	(4)%
Home video net sales	34.5	34.9	(0.4)	(1)%
Total revenue	431.9	450.7	(18.8)	(4)%
Costs and expenses:
Programming (including amortization)	150.7	146.0	4.7	3%
Production and acquisition (including amortization)	58.1	56.6	1.5	3%
Home video cost of sales	7.4	10.4	(3.0)	(29)%
Operating	6.0	13.3	(7.3)	(55)%
Selling, general and administrative	90.9	77.2	13.7	18%
Depreciation and amortization	4.7	4.7	—	—%
Total costs and expenses	317.8	308.2	9.6	3%
Operating income	114.1	142.5	(28.4)	(20)%
Other income (expense):
Interest expense, net of amounts capitalized	(11.9)	(11.2)	(0.7)	(6)%
Other income (expense), net	0.4	(2.2)	2.6	118%
Income before income taxes	102.6	129.1	(26.5)	(21)%
Income tax expense	(35.6)	(43.0)	7.4	17%
Net income	$67.0	$86.1	$(19.1)	(22)%

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 TO THREE MONTHS ENDED MARCH 31, 2015
Revenue
Revenue by segment was as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue
Starz Networks	$339.9	$334.0	$5.9	2%
Starz Distribution	92.7	109.7	(17.0)	(15)%
Starz Animation	—	7.3	(7.3)	(100)%
Inter-segment eliminations	(0.7)	(0.3)	(0.4)	(133)%
	$431.9	$450.7	$(18.8)	(4)%
Starz Networks’ revenue represented 79% and 74% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.
The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks (subscriptions in millions):

	As of March 31,		# Change	% Change
Period End Subscriptions:	2016	2015 (1)	‘16 vs ‘15	‘16 vs ‘15
STARZ	24.0	23.4	0.6	3%
STARZ ENCORE	32.4	33.5	(1.1)	(3)%
	56.4	56.9	(0.5)	(1)%
___________________
(1)    The March 31, 2015 period end subscriptions have been adjusted for a reporting correction by one of our distributors. Such adjustment had no impact on our revenue.
Revenue from Starz Networks increased $5.9 million or 2% for the three months ended March 31, 2016 as compared to the corresponding prior year period. The increase in revenue was a result of a $10.7 million increase due to higher effective rates, partially offset by a $4.8 million decrease due to lower average subscriptions resulting from video household losses at certain distributors.
Revenue from Starz Distribution decreased $17.0 million or 15% for the three months ended March 31, 2016 as compared to the corresponding prior year period. This decrease was primarily due to a decrease in revenue from our original series. During the three months ended March 31, 2015, we licensed certain of our original series in the U.S., including “Spartacus” and “Magic City” to Netflix and “The White Queen” to Amazon. This decrease was partially offset by an increase in revenue from films distributed for Weinstein.
Programming
Programming costs increased $4.7 million or 3% for the three months ended March 31, 2016 as compared to the corresponding prior year period. The increase in programming costs was primarily due to a $3.8 million increase in original series amortization expense and a $3.0 million increase in other programming related costs, offset by a $2.1 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the 2016 and 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year.

Production and Acquisition
Production and acquisition costs increased $1.5 million or 3% for the three months ended March 31, 2016 as compared to the corresponding prior year period. The increase was primarily due to an increase in revenue from films distributed for Weinstein, which resulted in higher participation costs. This increase was partially offset by a decrease in revenue related to our original series, which resulted in lower amortization of our investment in films and television programs and participation costs.
Home Video Cost of Sales
Home video cost of sales decreased $3.0 million or 29% for the three months ended March 31, 2016 as compared to the corresponding prior year period. Home video cost of sales represented 21% and 30% of home video net sales for the three months ended March 31, 2016 and 2015, respectively. This decrease in costs as a percentage of sales was due to higher revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Operating
Operating expense decreased $7.3 million for the three months ended March 31, 2016 as compared to the corresponding prior year period. The decrease is primarily due to the sale of Film Roman in October 2015.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Advertising and marketing:
Starz Networks	$37.6	$32.7	$4.9	15%
Starz Distribution	6.7	7.0	(0.3)	(4)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	44.3	39.7	4.6	12%
General and administrative, excluding stock compensation:
Starz Networks	30.1	21.5	8.6	40%
Starz Distribution	9.0	8.3	0.7	8%
Starz Animation	—	0.1	(0.1)	(100)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	39.1	29.9	9.2	31%
Stock compensation	7.5	7.6	(0.1)	(1)%
Total general and administrative	46.6	37.5	9.1	24%
	$90.9	$77.2	$13.7	18%

General and administrative expense as a percentage of revenue	11%	8%
Starz Networks’ advertising and marketing costs increased primarily due to spend associated with “The Girlfriend Experience,” which premiered on April 10, 2016. The increase in Starz Networks’ general and administrative expenses was primarily due to an increase in litigation related costs and payroll costs.

Adjusted OIBDA
Adjusted OIBDA by segment was as follows (dollars in millions):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Adjusted OIBDA (1)
Starz Networks	$116.8	$129.7	$(12.9)	(10)%
Starz Distribution	10.6	26.4	(15.8)	(60)%
Starz Animation	—	(0.6)	0.6	100%
Inter-segment eliminations	(0.3)	—	(0.3)	n/a
	$127.1	$155.5	$(28.4)	(18)%
___________________
(1)    See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes.

Adjusted OIBDA for Starz Networks decreased $12.9 million for the three months ended March 31, 2016 as compared to the corresponding prior year period. Such decrease was a result of the increase in selling, general and administrative expenses and programming costs, partially offset by the increase in revenue. Adjusted OIBDA for Starz Distribution decreased $15.8 million primarily due to the decrease in revenue.
Other Income (Expense), Net
We recorded other income, net of $0.4 million for the three months ended March 31, 2016 as compared to other expense, net of $2.2 million for the three months ended March 31, 2015. The income for the three months ended March 31, 2016 was primarily comprised of foreign currency hedging and exchange gains, partially offset by our share of losses from our investment in Playco Holdings Limited (“Playco”), an equity investee in which we hold an approximate 40% ownership interest. The expense for the three months ended March 31, 2015 was primarily comprised of our share of losses from our investment in Playco.
Income Taxes
We had income before income taxes of $102.6 million and $129.1 million and income tax expense of $35.6 million and $43.0 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 35% and 33% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 and 2015 was positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, and was partially offset by state and local taxes. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of March 31, 2016, our cash and cash equivalents totaled $9.8 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
Operating Activities
We generated $5.4 million of net cash provided by operating activities and generated $5.8 million of net cash used in operating activities for the three months ended March 31, 2016 and 2015, respectively. Our primary uses of cash are payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of (increase to) net cash provided by (used in) operating activities. Cash paid under our programming output and library agreements totaled $126.9 million and $136.0 million for the three months ended March 31, 2016 and 2015, respectively. Cash paid for original programming, home video and other content totaled $96.2 million and $108.7 million for the three months ended March 31, 2016 and 2015, respectively, and decreased primarily due to a decrease in payments to Weinstein, partially offset by an increase related to original series in production. We plan to continue to increase our investments in original programming in future periods. A $14.3 million and a $34.6 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon negatively impacted our net cash provided by (used in) operating activities for the three months ended March 31, 2016 and 2015, respectively.
Investing Activities
During the three months ended March 31, 2016, we made advances to Playco totaling $4.0 million.
Financing Activities
During the three months ended March 31, 2016, we had net borrowings of debt of $81.6 million. We repurchased 3.1 million shares of common stock for $83.9 million, including fees, under our share repurchase program during the three months ended March 31, 2016 as compared to $13.0 million during the three months ended March 31, 2015. We had $394.4 million available under our share repurchase program as of March 31, 2016.
We are continually projecting anticipated cash requirements for our operating, investing and financing needs. Potential sources of liquidity include net cash provided by operating activities and borrowings under our Credit Agreement. Our expected uses of cash for investing and financing activities include capital expenditures, funding of Playco, debt repayments and buybacks of common stock. Based on our current operating plans, we believe that net cash provided by operating activities, available borrowing capacity under our Credit Agreement, through its expiration on April 20, 2020, and access to debt and equity markets will be sufficient to fund our expected uses of cash for the foreseeable future. Net cash provided by operating activities and access to the capital markets can be impacted by factors outside of our control. Our Senior Notes are due on September 15, 2019. We plan to refinance these notes on terms acceptable to us prior to their due date. However, there can be no assurance that we will be able to refinance them on acceptable terms, if at all. As of March 31, 2016, $609.0 million of borrowing capacity was available under our Credit Agreement.
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) in May 2014, issued ASU 2016-02 Leases (Topic 842): New Guidance on Accounting for Leases in February 2016 and issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in March 2016. See Note 7 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of the new accounting standards and the assessments of the potential impacts on Starz.

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
As of March 31, 2016, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$391.0	2.49%	$740.2	5.12%
A hypothetical 50 basis point change in interest rates prevailing at March 31, 2016 would either increase or decrease our annual interest expense on our variable rate debt by approximately $2.0 million. As shown above, the majority of our outstanding debt at March 31, 2016 was fixed rate debt, however, at March 31, 2016, $609.0 million of borrowing capacity was available under our Credit Agreement, which is at variable rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

On November 9, 2015, a purported class action was commenced in the U.S. District Court for the Central District of California by Pierre Bolduc, against Starz and certain individual defendants. The plaintiff purports to represent a class of persons who purchased shares of Starz common stock between August 1, 2014 and October 29, 2015. Citing allegations in the lawsuit filed by Keno Thomas, described above, the plaintiff alleges that the defendants violated applicable federal securities laws by making materially false and misleading statements and failing to disclose that: (a) Starz lacked adequate internal controls; (b) Starz’s contract with a certain Distributor was a result of illicit business practices; and (c) as a result, Starz’s public statements were materially false and misleading and lacked a reasonable basis. The complaint alleges that the price of shares of Starz’s common stock fell as a result of the Keno Thomas lawsuit. The plaintiff seeks damages, interest, reasonable attorneys’ fees and costs. On February 11, 2016, the District Court entered an Order appointing Lucille Theroux as Lead Plaintiff and Approving Glancy Prongay & Murray LLP, as Counsel, and thereafter the Court formally changed the case name to Theroux v. Starz, et al. On March 28, 2016, pursuant to the parties’ stipulation, the District Court dismissed this action without prejudice.
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
The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock.
First quarter repurchases and remaining availability under the repurchase program was as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
January 1 - 31, 2016	976,591	$31.36	976,591	$47.6	million
February 1 - 29, 2016	1,612,373	$24.45	1,612,373	$408.1	million
March 1 - 31, 2016	545,582	$25.22	545,582	$394.4	million
	3,134,546		3,134,546
In addition to the shares listed in the table above, 14,051 shares of Series A common stock were surrendered in the first quarter of 2016 by employees to pay withholding taxes in connection with the vesting of the employees’ restricted stock.
Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
10.1	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers*
10.2	Amendment to the March 20, 2015 Performance-Based Restricted Stock Units Award Agreement, effective February 24, 2016*
10.3	Form of Performance-Based Restricted Stock Units Award Agreement, approved March 25, 2016, under the Registrant’s 2011 Incentive Plan*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: April 28, 2016		Name:	Christopher P. Albrecht
		Title:	Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: April 28, 2016		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
10.1	Form of Starz Severance Agreement, effective September 1, 2013, for certain named executive officers*
10.2	Amendment to the March 20, 2015 Performance-Based Restricted Stock Units Award Agreement, effective February 24, 2016*
10.3	Form of Performance-Based Restricted Stock Units Award Agreement, approved March 25, 2016, under the Registrant’s 2011 Incentive Plan*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
_____________________

*	Filed herewith.

**	Furnished herewith.