Form 10-Q
period 2016-06-30
Starz
filed 2016-08-02
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of June 30, 2016 was:

Series A	Series B
87,217,109	9,858,316

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$12.9	$10.7
Trade accounts receivable, net of allowances of $18.4 and $35.2	289.8	252.9
Program rights, net	375.6	316.1
Other current assets	60.5	90.1
Total current assets	738.8	669.8
Program rights	326.1	335.9
Investment in films and television programs, net	223.2	215.6
Property and equipment, net of accumulated depreciation of $142.3 and $134.5	87.8	89.2
Deferred income taxes	21.5	21.2
Goodwill	131.8	131.8
Other assets, net	111.3	100.7
Total assets	$1,640.5	$1,564.2

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.8	$5.6
Trade accounts payable	5.5	8.0
Accrued liabilities (Notes 6 and 7)	272.8	267.7
Deferred revenue	12.2	10.3
Total current liabilities	296.3	291.6
Debt (Note 2)	1,074.5	1,032.2
Other liabilities (Note 6)	34.1	22.7
Total liabilities	1,404.9	1,346.5

Stockholders’ equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 87,217,109 and 91,468,763 shares at June 30, 2016 and December 31, 2015, respectively	0.9	0.9
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,858,316 and 9,861,294 shares at June 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of taxes	(2.5)	(1.5)
Retained earnings	237.1	218.2
Total equity	235.6	217.7
Commitments and contingencies (Note 6)
Total liabilities and equity	$1,640.5	$1,564.2

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Programming networks and other services	$386.6	$380.3	$784.0	$796.1
Home video net sales	16.0	37.4	50.5	72.3
Total revenue	402.6	417.7	834.5	868.4

Costs and expenses:
Programming (including amortization) (Notes 4 and 6)	148.1	154.5	298.8	300.5
Production and acquisition (including amortization)	43.2	50.0	101.3	106.6
Home video cost of sales	5.1	10.0	12.5	20.4
Operating (Note 4)	7.1	12.4	13.1	25.7
Selling, general and administrative (Note 4)	79.0	75.5	169.9	152.7
Merger related	9.5	—	9.5	—
Depreciation and amortization	5.2	4.8	9.9	9.5
Total costs and expenses	297.2	307.2	615.0	615.4

Operating income	105.4	110.5	219.5	253.0

Other expense:
Interest expense, net of amounts capitalized (Note 2)	(11.5)	(11.3)	(23.4)	(22.5)
Other expense, net	(6.7)	(2.1)	(6.3)	(4.3)
Income before income taxes	87.2	97.1	189.8	226.2

Income tax expense (Note 5)	(32.8)	(34.1)	(68.4)	(77.1)

Net income	54.4	63.0	121.4	149.1

Net loss (income) attributable to noncontrolling interest	—	0.4	—	(1.1)

Net income attributable to stockholders	$54.4	$63.4	$121.4	$148.0

Basic net income per common share (Note 7)	$0.56	$0.63	$1.24	$1.46
Diluted net income per common share (Note 7)	$0.54	$0.59	$1.20	$1.39
Weighted average number of common shares outstanding (Note 7):
Basic	96.9	101.4	98.0	101.3
Diluted	100.0	106.9	101.4	106.6

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$54.4	$63.0	$121.4	$149.1

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	(1.0)	(0.1)	(1.0)	0.6

Comprehensive income	53.4	62.9	120.4	149.7

Comprehensive loss (income) attributable to noncontrolling interest	—	0.5	—	(1.2)

Comprehensive income attributable to stockholders	$53.4	$63.4	$120.4	$148.5

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$121.4	$149.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.9	9.5
Amortization of program rights	275.4	281.1
Program rights payments	(217.2)	(253.5)
Amortization of investment in films and television programs	74.2	80.1
Investment in films and television programs	(160.5)	(233.6)
Stock compensation	15.6	16.4
Deferred income taxes	(0.3)	(10.2)
Other non-operating and non-cash items	(5.8)	(7.2)
Changes in assets and liabilities:
Current and other assets	0.9	(23.3)
Payables and other liabilities	(12.6)	(34.4)
Net cash provided by (used in) operating activities	101.0	(26.0)

Investing activities:
Purchases of property and equipment	(7.8)	(5.8)
Investment in and advances to equity investee	(13.5)	—
Net cash used in investing activities	(21.3)	(5.8)

Financing activities:
Borrowings of debt	260.0	734.0
Payments of debt	(218.7)	(662.6)
Debt issuance costs	—	(5.0)
Repurchases of common stock	(120.7)	(32.8)
Exercise of stock options	2.3	7.7
Minimum withholding of taxes related to stock compensation	(1.7)	(15.3)
Excess tax benefit from stock compensation	1.3	12.7
Net cash provided by (used in) financing activities	(77.5)	38.7

Net increase in cash and cash equivalents	2.2	6.9
Cash and cash equivalents:
Beginning of period	10.7	13.4
End of period	$12.9	$20.3

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Six Months Ended June 30, 2016
(Unaudited)
(in millions)

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2015	$—	$0.9	$0.1	$—	$(1.5)	$218.2	$217.7
Net income	—	—	—	—	—	121.4	121.4
Other comprehensive loss	—	—	—	—	(1.0)	—	(1.0)
Stock compensation	—	—	—	16.3	—	—	16.3
Stock issued upon exercise of stock options	—	—	—	2.3	—	—	2.3
Minimum withholding of taxes related to stock compensation	—	—	—	(1.7)	—	—	(1.7)
Excess tax benefit from stock compensation	—	—	—	1.3	—	—	1.3
Repurchases of common stock	—	—	—	(18.2)	—	(102.5)	(120.7)
Balance at June 30, 2016	$—	$0.9	$0.1	$—	$(2.5)	$237.1	$235.6

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 1 -	Basis of Presentation and Description of Business

Lions Gate Merger

On June 30, 2016, Starz entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lions Gate Entertainment Corp., a corporation organized and existing under the corporate laws of British Columbia (“Lions Gate”), and Orion Arm Acquisition Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Lions Gate (“Merger Sub”). The Merger Agreement provides that Merger Sub will merge with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of Lions Gate (the “Merger”).

Under the terms of the Merger Agreement, prior to consummation of the Merger, Lions Gate will effect a reclassification (the “Reclassification”) pursuant to which each existing common share, without par value, of Lions Gate (“Lions Gate Common Stock”) will be split into (1) 0.5 shares of a newly issued class of voting shares, without par value, of Lions Gate (the “Lions Gate Voting Stock”) and (2) 0.5 shares of a newly issued class of non-voting shares, without par value, of Lions Gate (“Lions Gate Non-Voting Stock”). Lions Gate intends not to effect the Reclassification unless the Merger will be consummated.

Following the Reclassification, pursuant to the Merger Agreement, (1) each share of Starz Series A common stock, par value $0.01 per share (the “Starz Series A Common Stock”), will be converted into the right to receive (a) $18.00 in cash and (b) 0.6784 of a share of Lions Gate Non-Voting Stock, and (2) each share of Starz Series B common stock, par value $0.01 per share (the “Starz Series B Common Stock”), will be converted into the right to receive (a) $7.26 in cash, (b) 0.6321 of a share of Lions Gate Non-Voting Stock and (c) 0.6321 of a share of Lions Gate Voting Stock.

As a result of the Merger, the outstanding equity awards relating to Starz Series A Common Stock will be converted into corresponding awards relating to shares of Lions Gate Non-Voting Stock, after giving effect to appropriate adjustments to reflect the transactions contemplated by the Merger Agreement. The converted equity awards will remain subject to the same terms and conditions (including time- and performance-based vesting terms) as in effect prior to the closing of the Merger.

The closing of the Merger is contingent on (1) approval of the Merger Agreement by a majority of the voting power of the Starz Series A Common Stock stockholders and Starz Series B Common Stock stockholders, voting together as a single class, (2) approval of the Reclassification by a two-thirds majority of the shares of Lions Gate Common Stock voting on the Reclassification, (3) approval of the issuance of Lions Gate Non-Voting Stock and Lions Gate Voting Stock in the Merger by a majority of the shares of Lions Gate Common Stock voting on such issuance, (4) completion of the Reclassification, (5) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (6) receipt of German antitrust approval, (7) receipt of FCC approval, (8) the registration of the shares of the Lions Gate Non-Voting Stock and Lions Gate Voting Stock being issued to holders of Starz Series A Common Stock and Starz Series B Common Stock in the Merger, (9) authorization of the Lions Gate Voting Stock and the Lions Gate Non-Voting Stock for listing on the New York Stock Exchange and (10) other customary closing conditions.

The Merger Agreement contains customary representations and warranties by each party. Lions Gate and Starz have also agreed to various customary covenants and agreements, including, among others, to conduct their business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger.

Pursuant to the Merger Agreement, Starz and Lions Gate may not solicit alternative transaction proposals or negotiate with third parties in connection with alternative transaction proposals, unless their respective board of directors receives a bona fide alternative transaction proposal that did not result from a material breach of such party’s non-solicitation obligations and which such party’s board of directors determines to be, or to be reasonably likely to lead to, a superior proposal, and failure to take such action would reasonably be expected to constitute a breach of the directors’ fiduciary duties.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The Merger Agreement contains certain termination rights for Lions Gate and Starz. The Merger Agreement can be terminated by either party (1) by mutual written consent; (2) if the Merger has not been consummated by an outside date of December 31, 2016 (which either party may generally extend to March 31, 2017 if the only closing condition that has not been met is the condition related to the expiration or early termination of antitrust waiting periods); (3) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (4) if either party’s stockholders fail to approve the transactions; (5) if the other party’s board of directors changes its recommendation in favor of the transactions; (6) if the other party materially breaches its non-solicitation covenant; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period. The Merger Agreement can also be terminated by Starz (x) in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement) or (y) if Lions Gate fails to consummate the Merger when otherwise required because of a failure to receive its debt financing.

Subject to the terms and conditions of the Merger Agreement, Starz will pay Lions Gate a termination fee of $150.0 million if (1) Starz terminates the Merger Agreement in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement), (2) Lions Gate terminates the Merger Agreement because Starz’s board of directors changes its recommendation in favor of the transactions, (3) Lions Gate terminates the Merger Agreement because Starz materially breaches its non-solicitation covenant or (4) (a) an alternative transaction proposal is made to Starz, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (if at the time of such termination the Starz’s stockholders have not approved the transactions and such termination does not result in the payment of a termination fee by Lions Gate), (ii) by either party because Starz’s stockholders fail to approve the transactions or (iii) by Lions Gate because Starz has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Starz enters into or consummates an alternative transaction.

Subject to the terms and conditions of the Merger Agreement, Lions Gate will pay Starz (1) a termination fee of $150.0 million if either party terminates the Merger Agreement because Lions Gate’s stockholders fail to approve the transactions, (2) a termination fee of $175.0 million if Starz terminates the Merger Agreement because Lions Gate’s board of directors changes its recommendation in favor of the transactions or because Lions Gate materially breaches its non-solicitation covenant, (3) a termination fee of $250.0 million if Starz terminates the Merger Agreement because Lions Gate fails to consummate the Merger when it would otherwise be required because of a failure to receive the debt financing and (4) a termination fee of $175.0 million if (a) an alternative transaction proposal is made to Lions Gate, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (if at the time of such termination the Lions Gate’s stockholders have not approved the transactions and such termination does not result in the payment of a termination fee by Lions Gate), (ii) by either party because Lions Gate’s stockholders fail to approve the transactions or (iii) by Starz because Lions Gate has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Lions Gate enters into or consummates an alternative transaction.

On August 1, 2016, Lions Gate filed a Form S-4 Registration Statement with the Securities and Exchange Commission (“SEC”), which includes detailed information regarding the Merger.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Starz’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Starz Distribution

Starz Distribution includes the Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.

Anchor Bay Entertainment

Anchor Bay Entertainment is the global home video sales arm of Starz and distributes DVDs (standard definition and Blu-ray™) under the ANCHOR BAY brand, in the U.S., Canada and other international territories to the extent it has home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ and STARZ ENCORE networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other companies, including Amazon, Best Buy, Ingram Entertainment, Redbox, Target and Wal-Mart.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Starz considers amortization of program rights, the development of the remaining unrecognized revenue estimates (also known as “Ultimate Revenue”) associated with released films and television programs, assessment of investment in films and television programs for impairment, valuation allowances associated with deferred income taxes and allowances for sales returns to be its most significant estimates. Actual results may differ from those estimates.

Note 2 - Debt

Debt consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Credit Agreement (a)	$352.0	$308.0
Senior Notes, including premium of $1.7 and $1.9 (b)	676.7	676.9
Capital leases (c)	62.0	64.8
Debt issuance costs, net	(10.4)	(11.9)
Total debt	1,080.3	1,037.8
Less: current portion	(5.8)	(5.6)
	$1,074.5	$1,032.2

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Borrowings may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid may be reborrowed. The Credit Agreement is scheduled to mature on April 20, 2020, however, it is anticipated that the Credit Agreement will be repaid and terminated in connection with the closing of the Merger. As of June 30, 2016, $648.0 million of borrowing capacity was available under the Credit Agreement.

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

As of June 30, 2016, the following borrowings and related LIBOR or alternate base rate interest rates were outstanding (dollars in millions):

LIBOR or alternate base rate period:	Interest Rate	Loan Amount
June 2016 to July 2016	2.1971%	$133.0
June 2016 to July 2016	2.2008%	200.0
June 2016 and forward	4.2500%	19.0
		$352.0

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, or making certain distributions, investments and other restricted payments, liens or guarantees. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the Credit Agreement. As of June 30, 2016, Starz, LLC was in compliance with all covenants under the Credit Agreement.

(b)
Starz, LLC and Starz Finance Corp., a wholly-owned subsidiary, co-issued $675.0 million aggregate principal amount of 5.0% senior notes due September 15, 2019 (“Senior Notes”). It is anticipated that the Senior Notes will be repaid in connection with the closing of the Merger. The Senior Notes bear interest at a rate of 5.0% payable semi-annually on September 15 and March 15 of each year and are guaranteed by Starz Entertainment.

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of June 30, 2016, Starz, LLC was in compliance with all covenants under the Senior Notes.

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

At June 30, 2016, the fair value of the Senior Notes was $687.7 million and was based upon quoted prices in active markets. Starz believes the fair value of borrowings under the Credit Agreement approximate their carrying value as of June 30, 2016 due to their variable rate nature and Starz’s stable credit spread.

Interest costs of $1.5 million, $1.8 million, $2.4 million and $3.3 million have been capitalized as investment in films and television programs during the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, respectively.

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of June 30, 2016, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of June 30, 2016, there were 12.5 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock. Starz repurchased 4.6 million shares of Series A common stock for aggregate consideration, including fees, of $121.6 million (of which $0.9 million settled in July 2016) during the six months ended June 30, 2016. Starz had $356.7 million available under its share repurchase program as of June 30, 2016. Under the terms of the Merger Agreement, Starz is

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

prohibited from repurchasing its common stock. Accordingly, there will be no repurchases of common stock through the closing of the Merger.

Note 4 – Stock Compensation

Pursuant to the Starz 2011 Incentive Plan, the compensation committee of the board of directors may grant eligible employees stock options, stock appreciation rights, restricted shares and restricted stock units.

Stock compensation expense, by expense category, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Programming	$0.6	$0.7	$1.3	$1.3
Operating	0.1	0.1	0.2	0.2
Selling, general and administrative	6.6	7.3	14.1	14.9
	$7.3	$8.1	$15.6	$16.4

As of June 30, 2016, the total unrecognized compensation cost related to unvested stock options, restricted shares and restricted stock units was approximately $44.2 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.32 years.

The number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock were as follows:

	Options	WAEP
Outstanding at December 31, 2015	13,187,542	$18.97
Granted	—	$—
Exercised	(475,621)	$13.67
Forfeited	(241,717)	$28.29
Expired/canceled	—	$—
Outstanding at June 30, 2016	12,470,204	$18.99

Exercisable at June 30, 2016	8,430,609	$16.10

At June 30, 2016, the weighted-average remaining contractual term of outstanding options was 4.48 years and exercisable options was 3.91 years. At June 30, 2016, the aggregate intrinsic value of outstanding options and exercisable options was $142.3 million and $117.5 million, respectively. The aggregate intrinsic value of options exercised was $7.7 million and $41.8 million for the six months ended June 30, 2016 and 2015, respectively.

The number and weighted average grant-date fair value of restricted share grants were as follows:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	769,947	$29.22
Granted	90,064	$26.09
Vested	(48,444)	$18.11
Forfeited	(33,857)	$28.22
Outstanding at June 30, 2016	777,710	$29.59

The grant-date fair value was based on the market value of the shares on the date of grant. The aggregate fair value of all restricted shares that vested during the six months ended June 30, 2016 and 2015 was $1.4 million, and $2.4 million, respectively.

As of June 30, 2016, the number of three-year performance based restricted stock units representing the threshold, target and maximum payout levels were 49,228 units, 98,455 units and 196,910 units, respectively (which are not reflected in

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

the table above). During the six months ended June 30, 2016, 4,308 units, 8,615 units and 17,230 units, at the threshold, target and maximum payout levels, respectively, were forfeited.

During the second quarter of 2016, Starz granted restricted stock units to certain employees. Subject to certain conditions specified in the award agreements, restricted stock units will vest based upon the actual, cumulative Starz Networks’ revenue achieved during the two-year performance period beginning on January 1, 2016 and ending on December 31, 2017 (“Two Year Performance Period”), exceeding a target cumulative Starz Networks’ revenue during the Two Year Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from no units at the target level to 83,824 maximum units if 105%, or higher, of the target two-year performance of Starz Networks’ revenue is achieved (which are not reflected in the table above).

At June 30, 2016, 1.9 million outstanding stock options were held by employees of Starz’s related party Liberty Media.

Note 5 - Income Taxes

The income tax provision for the three and six months ended June 30, 2016 and 2015 was calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any. Our effective tax rate was 38%, 35%, 36% and 34% for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016 and 2015, income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, which was partially offset by state and local taxes. In addition, for the three and six months ended June 30, 2016, Starz’s effective tax rate was negatively impacted by a portion of merger related costs which are non-deductible for tax purposes.
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
The unpaid balance for program rights related to films that were available for exhibition at June 30, 2016 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2016, such liabilities aggregated approximately $94.1 million and are payable as follows: $57.9 million in 2016, $11.5 million in 2017, $12.8 million in 2018, $10.3 million in 2019, $1.5 million in 2020, and $0.1 million thereafter.

The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony and Disney agreements, which had not been accrued as of June 30, 2016, were as follows: $66.2 million in 2016; $126.9 million in 2017; $92.9 million in 2018; $83.9 million in 2019; $65.7 million in 2020 and $113.3 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony. Starz is unable to estimate the amounts to be paid under the Sony agreement for films that have not yet been released, however, such amounts are expected to be significant.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Total amortization of program rights was $136.9 million, $144.2 million, $275.4 million and $281.1 million for the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Legal Proceedings

On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. On July 11, 2016, the District Court granted the defendents’ motion to dismiss the claim for intentional infliction of emotional distress without leave to amend, and to dismiss one claim for retaliation with leave to amend. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

Six putative class action complaints were commenced in the Court of Chancery of the State of Delaware on July 19, 2016, July 21, 2016, July 26, 2016, July 27, 2016 and July 29, 2016. The first complaint was filed on July 19, 2016, by Barbara Freedman against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, and John C. Malone and Robert R. Bennett, both of whom are alleged to be controlling stockholders of Starz. The first complaint alleges that (i) the members of Starz’s board of directors and Messrs. Malone and Bennett breached fiduciary duties owed to Starz and the holders of Starz Series A Common Stock in connection with the Merger and the transactions contemplated by the Merger Agreement and (ii) Lions Gate, Merger Sub and Messrs. Malone and Bennett aided and abetted such breaches of fiduciary duties. The first lawsuit seeks, among other things: (i) certification as a class action; (ii) a judgment declaring that Starz’s board of directors, and Messrs. Malone and Bennett, breached their fiduciary duties owed to Starz and Starz’s Series A unaffiliated stockholders; (iii) rescission of the proposed Merger, or any terms thereof, to the extent already implemented, or granting of rescissory damages; (iv) an accounting by the Starz board of directors, and Messrs. Malone and Bennett, of the damages the class suffered as a result of their actions with respect to the Merger; and (v) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.
The second and third complaints were filed on July 21, 2016 and July 26, 2016, by the Oklahoma Police Pension & Retirement System and the City of Cambridge Retirement System, respectively. Both complaints name the same defendants, make the same allegations, assert the same legal claims, and seek the same relief. Both complaints name as defendants Lions Gate, Merger Sub, the members of the Starz board of directors, Mr. Malone, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Deborah J. Bennett and Hilltop Investments, LLC (“Hilltop”). Starz is not a named defendant in either lawsuit. Each complaint alleges that (i) the members of Starz’s board of directors breached fiduciary duties owed to Starz and its stockholders in connection with the Merger and the transactions contemplated by the Merger Agreement; (ii) Mr. Malone, as an alleged controlling stockholder of Starz, breached fiduciary duties owed to Starz’s minority stockholders in connection with the Merger and by entering into the Stock Exchange Agreement with Lions Gate, Merger Sub, Ms. Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop (the “Exchange Agreement”) and a Voting Agreement among Lions Gate and Messrs. Malone and Bennett (the “Voting Agreement”); and (iii) Lions Gate, Merger Sub, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett and Hilltop aided and abetted such breaches of fiduciary duties. Each lawsuit seeks, among other things: (i) certification as a class action; (ii) a judgment declaring that the board of directors of Starz and Mr. Malone breached fiduciary duties owed to the class; (iii) a judgment declaring that Lions Gate and Merger Sub aided and abetted such breaches of fiduciary duties; (iv) a judgment declaring the Exchange Agreement is invalid and void; (v) an injunction to prevent the Merger from proceeding; (v) alternatively, if the Merger is consummated, rescission or rescissory or other compensatory damages; and (vi) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The fourth complaint was filed on July 26, 2016, by the Firemen’s Retirement System of St. Louis against Lions Gate, Merger Sub, the members of the Starz board of directors, Mr. Malone, Ms. Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop. The fourth complaint alleges that (i) the members of Starz’s board of directors breached fiduciary duties owed to Starz’s stockholders in connection with the Merger, (ii) Mr. Malone, as an alleged controlling stockholder of Starz, breached fiduciary duties owed to Starz’s minority stockholders by effectuating the Merger; (iii) Lions Gate and Merger Sub, as parties to the Merger, aided and abetted in such breaches of fiduciary duties; and (iv) by entering into the Exchange Agreement and the Voting Agreement, Ms. Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop aided and abetted the alleged breaches of fiduciary duties of the members of Starz’s board of directors. The fourth lawsuit seeks injunctive relief: (i) declaring that the action is a proper class action and certifying the Firemen’s Retirement System of St. Louis as the class representative; (ii) declaring that the members of Starz’s board of directors and Mr. Malone breached fiduciary duties owed to Starz and the class; (iii) declaring that Lions Gate and Merger Sub aided and abetted in the alleged breaches of fiduciary duties; (iv) enjoining the defendants from proceeding with the Merger; (v) directing the members of Starz’s board of directors to exercise their fiduciary duties to obtain a transaction that maximizes stockholder value; (vi) declaring the Exchange Agreement invalid and void; (vii) if the Merger is consummated, rescission or rescissory or other compensatory damages; and (viii) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.
The fifth complaint was filed on July 27, 2016 by the Norfolk County Retirement System against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, Mr. Malone, Ms. Malone, Tracey L. Neal Trust A, Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett, Hilltop, and LionTree Advisors LLC (“LionTree”). The fifth complaint alleges that (i) Mr. Malone, as an alleged controlling stockholder of Starz, and as a director and alleged significant stockholder of Lions Gate, violated his fiduciary duty of loyalty owed to Starz’s public stockholders in connection with the proposed Merger; (ii) Mr. Malone, Starz Chief Executive Officer Chris Albrecht, and the members of the board of directors of Starz breached fiduciary duties owed to Starz and its stockholders in connection with the proposed Merger; (iii) Lions Gate, as a party to the Merger Agreement and the transactions contemplated by the Merger Agreement, and Merger Sub, as a party to the Merger Agreement, aided and abetted the alleged breaches of fiduciary duties; (iv) LionTree, by virtue of its position as financial advisor in connection with the proposed Merger, aided and abetted in the alleged breaches of fiduciary duties; (iv) as parties to the transactions contemplated by the Merger Agreement, Ms. Malone, Tracey L. Neal Trust A, Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett, and Hilltop aided and abetted the alleged breaches of fiduciary duties. The fifth lawsuit seeks, among other things: (i) certification as a class action; (ii) an injunction preventing the Starz board of directors and Mr. Malone from proceeding with the proposed Merger under its current terms; (iii) a declaration that the proposed Merger is not entirely fair and that the Starz board of directors and Mr. Malone have breached their fiduciary duties and therefore the Merger Agreement and transactions contemplated by the Merger Agreement are unlawful and unenforceable; (iv) if the Merger is consummated, rescission of the transaction or an award of damages to the class; (v) a requirement that the Starz board of directors and Mr. Malone fully disclose material information regarding the Merger; (vi) the establishment of equitable quasi-appraisal rights for dissenting Starz shareholders; (vii) a requirement that the board of directors of Starz explore strategic alternatives to the proposed Merger; (viii) an accounting by the defendants of the damages the class allegedly suffered as a result of defendants’ alleged unlawful conduct; (ix) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

The sixth complaint was filed on July 29, 2016 by the City of Providence against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, Mr. Malone, Mr. Bennett, and Mark Rachesky, the Chairman of Lions Gate. The sixth complaint alleges that (i) Mr. Malone, as an alleged controlling stockholder of Starz, and the members of the board of Starz, breached fiduciary duties owed to Starz’s shareholders in connection with the proposed Merger; and (ii) Mr. Bennett, Mr. Rachesky, Lions Gate, and Merger Sub aided and abetted both Mr. Malone and the Starz board of directors in breaching their fiduciary duties, while Mr. Malone aided and abetted the Starz board of directors in breaching its fiduciary duties. The sixth lawsuit seeks, among other things: (i) certification as a class action; (ii) a declaration that defendants breached their fiduciary duties, or aided and abetted such breaches; (iii) a declaration that the proposed Merger and other transactions contemplated by the merger are unlawful and unenforceable; (iv) an accounting by the defendants of the damages the class allegedly suffered as a result of defendants’ alleged wrongful actions; (v) compensatory damages; and (vi) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

Starz intends to defend the actions vigorously.
In the normal course of business, Starz is subject to other lawsuits and other claims, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. While it is not possible to predict the outcome of these other matters, it is the opinion of management, based upon consultation with legal counsel, that

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

the ultimate disposition of known proceedings will not have a material adverse impact on Starz’s business, financial condition or results of operations.

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Royalties, residuals and participations	$81.9	$82.4
Program rights payable	62.2	67.8
Advertising and marketing	42.4	48.1
Payroll and related costs	22.6	29.2
Other	63.7	40.2
	$272.8	$267.7

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information was as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$22.2	$21.3
Cash paid for income taxes	$33.4	$69.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	96.9	101.4	98.0	101.3
Effect of dilution:
Stock options	2.9	5.1	3.2	4.9
Restricted shares	0.2	0.4	0.2	0.4
Diluted weighted average shares outstanding	100.0	106.9	101.4	106.6
For the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016 and 2015, approximately 2.9 million, 0.1 million, 2.9 million shares and 0.8 million shares, respectively, were excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.
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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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
In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for income taxes associated with share-based compensation by eliminating the requirement to classify the excess tax benefit as additional paid-in capital. For the six months ended June 30, 2016, Starz recognized $1.3 million of excess tax benefits in additional paid-in capital. Under this new guidance, all tax effects (excess tax benefits and tax deficiencies) related to exercised or vested awards shall be recognized as income tax benefit or expense in the statement of operations in the reporting period as they occur, regardless of whether the tax effects reduce taxes payable in the reporting period. ASU 2016-09 also requires a reclassification of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. The new guidance also establishes the requirement to classify cash paid by an entity to the taxing authorities when directly withholding shares for tax-withholding purposes as a financing activity, which is consistent with Starz’s current and historical presentation. For a public entity, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years (i.e., January 1, 2017 for Starz). Early adoption is permitted for any interim or annual period. Starz is currently assessing the transition method and date of adoption, and therefore, is unable to quantify such impact.
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

This measure of performance excludes stock compensation, merger related costs and depreciation and amortization that are included in the measurement of operating income pursuant to GAAP. The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in Starz’s industry, and (ii) it excludes financial information that some may consider important in evaluating Starz’s performance. Starz compensates for these limitations by providing a reconciliation of Adjusted OIBDA to GAAP results to enable investors to perform their own analysis of Starz’s operating results. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, income before income taxes, net income, net cash provided by (used in) operating activities and other measures of financial performance prepared in accordance with GAAP.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The reconciliation of Adjusted OIBDA to income before income taxes was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Adjusted OIBDA	$127.4	$123.4	$254.5	$278.9
Stock compensation	(7.3)	(8.1)	(15.6)	(16.4)
Merger related	(9.5)	—	(9.5)	—
Depreciation and amortization	(5.2)	(4.8)	(9.9)	(9.5)
Interest expense, net of amounts capitalized	(11.5)	(11.3)	(23.4)	(22.5)
Other expense, net	(6.7)	(2.1)	(6.3)	(4.3)
Income before income taxes	$87.2	$97.1	$189.8	$226.2

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

Performance Measures (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Starz Networks	$343.1	$333.3	$683.0	$667.3
Starz Distribution	60.0	78.4	152.7	188.1
Starz Animation	—	6.5	—	13.8
Inter-segment eliminations	(0.5)	(0.5)	(1.2)	(0.8)
	$402.6	$417.7	$834.5	$868.4

Adjusted OIBDA:
Starz Networks	$132.1	$122.2	$248.9	$251.9
Starz Distribution	(4.6)	2.0	6.0	28.4
Starz Animation	—	(0.7)	—	(1.3)
Inter-segment eliminations	(0.1)	(0.1)	(0.4)	(0.1)
	$127.4	$123.4	$254.5	$278.9

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Other Information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cash paid for investment in films and television programs:
Starz Networks	$61.5	$71.2	$142.6	$140.3
Starz Distribution	2.8	53.7	17.9	93.3
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
	$64.3	$124.9	$160.5	$233.6

			June 30, 2016	December 31, 2015
Total assets:
Starz Networks			$1,496.2	$1,365.9
Starz Distribution			158.2	166.8
Starz Animation			—	—
Other unallocated assets (primarily cash, deferred taxes and other assets, including income taxes receivable and the commercial lease for Starz’s corporate headquarters facility)			76.4	109.7
Inter-segment eliminations			(90.3)	(78.2)
			$1,640.5	$1,564.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report on Form 10-Q other than statements of historical fact or current fact are forward-looking statements that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control and could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect,” or the negative thereof, or other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets, our future performance and financial results and the proposed Merger. These forward-looking statements are subject to a number of factors and uncertainties that could cause our actual results to differ materially from the anticipated results and expectations expressed in such forward-looking statements.
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•	the proposed Merger;

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
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Item 1A. Risk Factors,” in Part II of this Quarterly Report on Form 10-Q.
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
Lions Gate Merger

On June 30, 2016, Starz entered into the Merger Agreement with Lions Gate and Merger Sub. The Merger Agreement provides that Merger Sub will merge with and into Starz, with Starz continuing as the surviving corporation and becoming an indirect wholly-owned subsidiary of Lions Gate. See Note 1 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of the proposed Merger.

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
RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2016 AND 2015
Our operating results were as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue:
Programming networks and other services	$386.6	$380.3	$6.3	2%
Home video net sales	16.0	37.4	(21.4)	(57)%
Total revenue	402.6	417.7	(15.1)	(4)%
Costs and expenses:
Programming (including amortization)	148.1	154.5	(6.4)	(4)%
Production and acquisition (including amortization)	43.2	50.0	(6.8)	(14)%
Home video cost of sales	5.1	10.0	(4.9)	(49)%
Operating	7.1	12.4	(5.3)	(43)%
Selling, general and administrative	79.0	75.5	3.5	5%
Merger related	9.5	—	9.5	100%
Depreciation and amortization	5.2	4.8	0.4	8%
Total costs and expenses	297.2	307.2	(10.0)	(3)%
Operating income	105.4	110.5	(5.1)	(5)%
Other expense:
Interest expense, net of amounts capitalized	(11.5)	(11.3)	(0.2)	(2)%
Other expense, net	(6.7)	(2.1)	(4.6)	(219)%
Income before income taxes	87.2	97.1	(9.9)	(10)%
Income tax expense	(32.8)	(34.1)	1.3	4%
Net income	$54.4	$63.0	$(8.6)	(14)%

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2016 TO THREE MONTHS ENDED JUNE 30, 2015
Revenue
Revenue by segment was as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue
Starz Networks	$343.1	$333.3	$9.8	3%
Starz Distribution	60.0	78.4	(18.4)	(23)%
Starz Animation	—	6.5	(6.5)	(100)%
Inter-segment eliminations	(0.5)	(0.5)	—	—%
Total revenue	$402.6	$417.7	$(15.1)	(4)%
Starz Networks’ revenue represented 85% and 80% of our total revenue for the three months ended June 30, 2016 and 2015, respectively.
The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2016	2015	‘16 vs ‘15	‘16 vs ‘15
STARZ	24.2	23.5	0.7	3%
STARZ ENCORE	31.8	33.3	(1.5)	(5)%
Total	56.0	56.8	(0.8)	(1)%
Revenue from Starz Networks increased $9.8 million or 3% for the three months ended June 30, 2016 as compared to the corresponding prior year period. The increase in revenue was a result of a $13.3 million increase due to higher effective rates, offset by a $3.5 million decrease due to lower average subscriptions resulting primarily from video household losses at certain distributors.
Revenue from Starz Distribution decreased $18.4 million or 23% for the three months ended June 30, 2016 as compared to the corresponding prior year period. This decrease was primarily due to fewer significant new titles distributed for Weinstein.
Programming
Programming costs decreased $6.4 million or 4% for the three months ended June 30, 2016 as compared to the corresponding prior year period. The decrease in programming costs was primarily due to a $9.9 million decrease in output and library film amortization expense, offset by a $2.5 million increase in original series amortization expense and a $1.0 million increase in other programming related costs.
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
Production and Acquisition
Production and acquisition costs decreased $6.8 million or 14% for the three months ended June 30, 2016 as compared to the corresponding prior year period. The decrease was primarily due to a decrease in revenue from films distributed for Weinstein.
Home Video Cost of Sales
Home video cost of sales decreased $4.9 million or 49% for the three months ended June 30, 2016 as compared to the corresponding prior year period. Home video cost of sales represented 32% and 27% of home video net sales for the three months ended June 30, 2016 and 2015, respectively. The increase in costs as a percentage of sales was due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Operating
Operating expense decreased $5.3 million or 43% for the three months ended June 30, 2016 as compared to the corresponding prior year period. The decrease is primarily due to the sale of Film Roman in October 2015.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Advertising and marketing
Starz Networks	$33.7	$30.8	$2.9	9%
Starz Distribution	4.4	8.3	(3.9)	(47)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	38.1	39.1	(1.0)	(3)%
General and administrative, excluding stock compensation
Starz Networks	23.3	21.6	1.7	8%
Starz Distribution	10.9	7.3	3.6	49%
Starz Animation	—	0.2	(0.2)	(100)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	34.2	29.1	5.1	18%
Stock compensation	6.7	7.3	(0.6)	(8)%
Total general and administrative	40.9	36.4	4.5	12%

Total selling, general and administrative	$79.0	$75.5	$3.5	5%

General and administrative expense as a percentage of revenue	10%	9%
Starz Networks’ advertising and marketing costs increased $2.9 million primarily due to spend associated with the launch of our new Starz app, partially offset by a decrease in consumer marketing associated with the timing of our original series. Starz Distribution’s advertising and marketing costs decreased $3.9 million due to fewer significant Weinstein releases in the current period. Starz Distributions general and administrative expense increased $3.6 million primarily due to bad debt expense.
Merger Related
We incurred $9.5 million of merger related costs, which included advisory and legal fees, for the three months ended June 30, 2016. We expect to incur additional merger related costs through the closing of the Merger, and such amounts will be significant.

Operating Income and Adjusted OIBDA
Operating income decreased $5.1 million or 5% for the three months ended June 30, 2016 as compared to the corresponding prior year period. In addition to the impacts discussed below under Adjusted OIBDA, operating income was negatively impacted by $9.5 million of merger related costs.
See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes. Adjusted OIBDA by segment was as follows (dollars in millions):

	Three Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Adjusted OIBDA
Starz Networks	$132.1	$122.2	$9.9	8%
Starz Distribution	(4.6)	2.0	(6.6)	(330)%
Starz Animation	—	(0.7)	0.7	100%
Inter-segment eliminations	(0.1)	(0.1)	—	—%
Total Adjusted OIBDA	$127.4	$123.4	$4.0	3%

Adjusted OIBDA for Starz Networks increased $9.9 million for the three months ended June 30, 2016 as compared to the corresponding prior year period. Such increase was a result of the increase in revenue and lower programming costs, partially offset by an increase in selling, general and administrative expenses. Adjusted OIBDA for Starz Distribution decreased $6.6 million primarily due to the distribution of films for Weinstein and an increase in bad debt expense.
Other Expense, Net
We recorded other expense, net of $6.7 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. The expense for the three months ended June 30, 2016 was primarily comprised of our share of losses from our investment in Playco Holdings Limited (“Playco”), an equity investee in which we hold an approximate 40% ownership interest, and losses on foreign currency hedging transactions and foreign currency exchange losses. The expense for the three months ended June 30, 2015 was primarily comprised of our share of losses from our investment in Playco and losses on foreign currency hedging transactions, partially offset by foreign currency exchange gains.
Income Taxes
We had income before income taxes of $87.2 million and $97.1 million and income tax expense of $32.8 million and $34.1 million for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 38% and 35% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 and 2015 was positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, and was partially offset by state and local taxes. In addition, for the three months ended June 30, 2016, our effective tax rate was negatively impacted by a portion of merger related costs which are non-deductible for tax purposes. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Our operating results were as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue:
Programming networks and other services	$784.0	$796.1	$(12.1)	(2)%
Home video net sales	50.5	72.3	(21.8)	(30)%
Total revenue	834.5	868.4	(33.9)	(4)%
Costs and expenses:
Programming (including amortization)	298.8	300.5	(1.7)	(1)%
Production and acquisition (including amortization)	101.3	106.6	(5.3)	(5)%
Home video cost of sales	12.5	20.4	(7.9)	(39)%
Operating	13.1	25.7	(12.6)	(49)%
Selling, general and administrative	169.9	152.7	17.2	11%
Merger related	9.5	—	9.5	100%
Depreciation and amortization	9.9	9.5	0.4	4%
Total costs and expenses	615.0	615.4	(0.4)	—%
Operating income	219.5	253.0	(33.5)	(13)%
Other expense:
Interest expense, net of amounts capitalized	(23.4)	(22.5)	(0.9)	(4)%
Other expense, net	(6.3)	(4.3)	(2.0)	(47)%
Income before income taxes	189.8	226.2	(36.4)	(16)%
Income tax expense	(68.4)	(77.1)	8.7	11%
Net income	$121.4	$149.1	$(27.7)	(19)%

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2016 TO SIX MONTHS ENDED JUNE 30, 2015
Revenue
Revenue by segment was as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue
Starz Networks	$683.0	$667.3	$15.7	2%
Starz Distribution	152.7	188.1	(35.4)	(19)%
Starz Animation	—	13.8	(13.8)	(100)%
Inter-segment eliminations	(1.2)	(0.8)	(0.4)	(50)%
	$834.5	$868.4	$(33.9)	(4)%
Starz Networks’ revenue represented 82% and 77% of our total revenue for the six months ended June 30, 2016 and 2015, respectively.

The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks (subscriptions in millions):

	As of June 30,		# Change	% Change
Period End Subscriptions:	2016	2015	‘16 vs ‘15	‘16 vs ‘15
STARZ	24.2	23.5	0.7	3%
STARZ ENCORE	31.8	33.3	(1.5)	(5)%
	56.0	56.8	(0.8)	(1)%

Revenue from Starz Networks increased $15.7 million or 2% for the six months ended June 30, 2016 as compared to the corresponding prior year period. The increase in revenue was a result of a $24.0 million increase due to higher effective rates, partially offset by an $8.3 million decrease due to lower average subscriptions resulting primarily from video household losses at certain distributors.

Revenue from Starz Distribution decreased $35.4 million or 19% for the six months ended June 30, 2016 as compared to the corresponding prior year period. This decrease was primarily due to a decrease in revenue from our original series. During the six months ended June 30, 2015, we licensed certain of our original series in the U.S., including “Spartacus” and “Magic City” to Netflix and “The White Queen” to Amazon. Fewer significant new titles distributed for Weinstein also contributed to the decrease.
Programming
Programming costs decreased $1.7 million or 1% for the six months ended June 30, 2016 as compared to the corresponding prior year period. The decrease in programming costs was primarily due to a $12.1 million decrease in output and library film amortization expense, offset by a $6.4 million increase in original series amortization expense and a $4.0 million increase in other programming related costs.
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
Production and Acquisition
Production and acquisition costs decreased $5.3 million or 5% for the six months ended June 30, 2016 as compared to the corresponding prior year period. The decrease was primarily due to a decrease in revenue from films distributed for Weinstein and our original series.
Home Video Cost of Sales
Home video cost of sales decreased $7.9 million or 39% for the six months ended June 30, 2016 as compared to the corresponding prior year period. Home video cost of sales represented 25% and 28% of home video net sales for the six months ended June 30, 2016 and 2015, respectively. The decrease in costs as a percentage of sales was due to a higher percentage of revenue from Weinstein titles as compared to our other home video releases. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Operating
Operating expense decreased $12.6 million for the six months ended June 30, 2016 as compared to the corresponding prior year period. The decrease is primarily due to the sale of Film Roman in October 2015.

Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Advertising and marketing:
Starz Networks	$71.3	$63.5	$7.8	12%
Starz Distribution	11.1	15.3	(4.2)	(27)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	82.4	78.8	3.6	5%
General and administrative, excluding stock compensation:
Starz Networks	53.4	43.1	10.3	24%
Starz Distribution	19.9	15.6	4.3	28%
Starz Animation	—	0.3	(0.3)	(100)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	73.3	59.0	14.3	24%
Stock compensation	14.2	14.9	(0.7)	(5)%
Total general and administrative	87.5	73.9	13.6	18%
	$169.9	$152.7	$17.2	11%

General and administrative expense as a percentage of revenue	10%	9%
Starz Networks’ advertising and marketing costs increased $7.8 million primarily due to spend associated with the launch of our new Starz app, partially offset by a decrease in consumer marketing associated with the timing of our original series. Starz Distribution’s advertising and marketing costs decreased $4.2 million due to fewer significant new Weinstein releases in the current period. Starz Networks’ general and administrative expense increased $10.3 million, primarily due to litigation related costs and payroll costs. Starz Distributions general and administrative expense increased $4.3 million, primarily due to bad debt expense.
Merger Related
We incurred $9.5 million of merger related costs, which included advisory and legal fees, for the six months ended June 30, 2016. We expect to incur additional merger related costs through the closing of the Merger, and such amounts will be significant.

Operating Income and Adjusted OIBDA
Operating income decreased $33.5 million or 13% for the six months ended June 30, 2016 as compared to the corresponding prior year period. In addition to the impacts discussed below under Adjusted OIBDA, operating income was negatively impacted by $9.5 million of merger related costs.
See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes. Adjusted OIBDA by segment was as follows (dollars in millions):

	Six Months Ended June 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Adjusted OIBDA
Starz Networks	$248.9	$251.9	$(3.0)	(1)%
Starz Distribution	6.0	28.4	(22.4)	(79)%
Starz Animation	—	(1.3)	1.3	100%
Inter-segment eliminations	(0.4)	(0.1)	(0.3)	(300)%
	$254.5	$278.9	$(24.4)	(9)%

Adjusted OIBDA for Starz Networks decreased $3.0 million for the six months ended June 30, 2016 as compared to the corresponding prior year period. Such decrease was a result of the increase in selling, general and administrative expenses, partially offset by the increase in revenue and decrease in programming costs. Adjusted OIBDA for Starz Distribution decreased $22.4 million primarily due to the decrease in revenue.
Other Expense, Net
We recorded other expense, net of $6.3 million and $4.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The expense for both periods was primarily comprised of our share of losses from our investment in Playco, partially offset by foreign currency hedging and exchange gains.
Income Taxes
We had income before income taxes of $189.8 million and $226.2 million and income tax expense of $68.4 million and $77.1 million for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was 36% and 34% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2016 and 2015 was positively impacted by Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, and was partially offset by state and local taxes. In addition, for the six months ended June 30, 2016, our effective tax rate was negatively impacted by a portion of merger related costs which are non-deductible for tax purposes. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.
MATERIAL CHANGES IN FINANCIAL CONDITION
As of June 30, 2016, our cash and cash equivalents totaled $12.9 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.
Operating Activities
We generated $101.0 million of net cash provided by operating activities and used $26.0 million of net cash in our operating activities for the six months ended June 30, 2016 and 2015, respectively. Our primary uses of cash are payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of (increase to) net cash provided by (used in) operating activities. Cash paid under our programming output and library agreements totaled $217.2 million and $253.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash paid for original programming, home video and other content totaled $160.5 million and $233.6 million for the six months ended June 30, 2016 and 2015, respectively, and decreased primarily due to a decrease in payments to Weinstein, partially offset by an increase related to production of our original series. We plan to continue to increase our investments in original programming in future periods. A $17.5 million and a $33.2 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon negatively impacted our net cash provided by (used in) operating activities for the six months ended June 30, 2016 and 2015, respectively. A $36.0 million decrease in taxes paid positively impacted our net cash provided by (used in) operating activities for the six months ended June 30, 2016.
Investing Activities
During the six months ended June 30, 2016, we made advances to Playco totaling $13.5 million.
Financing Activities
During the six months ended June 30, 2016, we had net borrowings of debt of $41.3 million. We repurchased 4.5 million shares of common stock for $120.7 million, including fees, under our share repurchase program during the six months ended June 30, 2016 as compared to $32.8 million during the six months ended June 30, 2015. We had $356.7 million available under our share repurchase program as of June 30, 2016. Under the terms of the Merger Agreement, we are prohibited from repurchasing our common stock. Accordingly, there will be no repurchases of our common stock through the closing of the Merger.
We are continually projecting anticipated cash requirements for our operating, investing and financing needs. Potential sources of liquidity include net cash provided by operating activities and borrowings under our Credit Agreement. Our expected uses of cash for investing and financing activities include capital expenditures, funding of Playco and debt repayments. It is anticipated that the Credit Agreement and Senior Notes will be repaid and terminated in connection with the closing of the Merger. However, if the Merger is not consummated, we believe that based on our current operating plans, net cash provided by operating activities, available borrowing capacity under our Credit Agreement, through its expiration on April 20, 2020, and access to debt and equity markets will be sufficient to fund our expected uses of cash for the foreseeable future. Net cash provided by operating activities and access to the capital markets can be impacted by factors outside of our control. Our Senior Notes are due on September 15, 2019. If the Merger is not consummated, we plan to refinance these notes on terms acceptable to us prior to their due date. However, there can be no assurance that we will be able to refinance them on acceptable terms, if at all. As of June 30, 2016, $648.0 million of borrowing capacity was available under our Credit Agreement.
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

As of June 30, 2016, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$352.0	2.31%	$738.7	5.12%
A hypothetical 50 basis point change in interest rates prevailing at June 30, 2016 would either increase or decrease our annual interest expense on our variable rate debt by approximately $1.8 million. As shown above, the majority of our outstanding debt at June 30, 2016 was fixed rate debt, however, at June 30, 2016, $648.0 million of borrowing capacity was available under our Credit Agreement, which is at variable rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. On July 11, 2016, the District Court granted the defendents’ motion to dismiss the claim for intentional infliction of emotional distress without leave to amend, and to dismiss one claim for retaliation with leave to amend. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

Six putative class action complaints were commenced in the Court of Chancery of the State of Delaware on July 19, 2016, July 21, 2016, July 26, 2016, July 27, 2016 and July 29, 2016. The first complaint was filed on July 19, 2016, by Barbara Freedman against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, and John C. Malone and Robert R. Bennett, both of whom are alleged to be controlling stockholders of Starz. The first complaint alleges that (i) the members of Starz’s board of directors and Messrs. Malone and Bennett breached fiduciary duties owed to Starz and the holders of Starz Series A Common Stock in connection with the Merger and the transactions contemplated by the Merger Agreement and (ii) Lions Gate, Merger Sub and Messrs. Malone and Bennett aided and abetted such breaches of fiduciary duties. The first lawsuit seeks, among other things: (i) certification as a class action; (ii) a judgment declaring that Starz’s board of directors, and Messrs. Malone and Bennett, breached their fiduciary duties owed to Starz and Starz’s Series A unaffiliated stockholders; (iii) rescission of the proposed Merger, or any terms thereof, to the extent already implemented, or granting of rescissory damages; (iv) an accounting by the Starz board of directors, and Messrs. Malone and Bennett, of the damages the class suffered as a result of their actions with respect to the Merger; and (v) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

The second and third complaints were filed on July 21, 2016 and July 26, 2016, by the Oklahoma Police Pension & Retirement System and the City of Cambridge Retirement System, respectively. Both complaints name the same defendants, make the same allegations, assert the same legal claims, and seek the same relief. Both complaints name as defendants Lions Gate, Merger Sub, the members of the Starz board of directors, Mr. Malone, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Deborah J. Bennett and Hilltop Investments, LLC (“Hilltop”). Starz is not a named defendant in either lawsuit. Each complaint alleges that (i) the members of Starz’s board of directors breached fiduciary duties owed to Starz and its stockholders in connection with the Merger and the transactions contemplated by the Merger Agreement; (ii) Mr. Malone, as an alleged controlling stockholder of Starz, breached fiduciary duties owed to Starz’s minority stockholders in connection with the Merger and by entering into the Stock Exchange Agreement with Lions Gate, Merger Sub, Ms. Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop (the “Exchange Agreement”) and a Voting Agreement among Lions Gate and Messrs. Malone and Bennett (the “Voting Agreement”); and (iii) Lions Gate, Merger Sub, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Deborah J. Bennett and Hilltop aided and abetted such breaches of fiduciary duties. Each lawsuit seeks, among other things: (i) certification as a class action; (ii) a judgment declaring that the board of directors of Starz and Mr. Malone breached fiduciary duties owed to the class; (iii) a judgment declaring that Lions Gate and Merger Sub aided and abetted such breaches of fiduciary duties; (iv) a judgment declaring the Exchange Agreement is invalid and void; (v) an injunction to prevent the Merger from proceeding; (v) alternatively, if the Merger is consummated, rescission or rescissory or other compensatory damages; and (vi) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.
The fourth complaint was filed on July 26, 2016, by the Firemen’s Retirement System of St. Louis against Lions Gate, Merger Sub, the members of the Starz board of directors, Mr. Malone, Ms. Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop. The fourth complaint alleges that (i) the members of Starz’s board of directors breached fiduciary duties owed to Starz’s stockholders in connection with the Merger, (ii) Mr. Malone, as an alleged controlling stockholder of Starz, breached fiduciary duties owed to Starz’s minority stockholders by effectuating the Merger; (iii) Lions Gate and Merger Sub, as parties to the Merger, aided and abetted in such breaches of fiduciary duties; and (iv) by entering into the Exchange Agreement and the Voting Agreement, Ms. Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett and Hilltop aided and abetted the alleged breaches of fiduciary duties of the members of Starz’s board of directors. The fourth lawsuit seeks injunctive relief: (i) declaring that the action is a proper class action and certifying the Firemen’s Retirement System of St. Louis as the class representative; (ii) declaring that the members of Starz’s board of directors and Mr. Malone breached fiduciary duties owed to Starz and the class; (iii) declaring that Lions Gate and Merger Sub aided and abetted in the alleged breaches of fiduciary duties; (iv) enjoining the defendants from proceeding with the Merger; (v) directing the members of Starz’s board of directors to exercise their fiduciary duties to obtain a transaction that maximizes stockholder value; (vi) declaring the Exchange Agreement invalid and void; (vii) if the Merger is consummated, rescission or rescissory or other compensatory damages; and (viii) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.
The fifth complaint was filed on July 27, 2016 by the Norfolk County Retirement System against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, Mr. Malone, Ms. Malone, Tracey L. Neal Trust A, Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett, Hilltop, and LionTree Advisors LLC (“LionTree”). The fifth complaint alleges that (i) Mr. Malone, as an alleged controlling stockholder of Starz, and as a director and alleged significant stockholder of Lions Gate, violated his fiduciary duty of loyalty owed to Starz’s public stockholders in connection with the proposed Merger; (ii) Mr. Malone, Starz Chief Executive Officer Chris Albrecht, and the members of the board of directors of Starz breached fiduciary duties owed to Starz and its stockholders in connection with the proposed Merger; (iii) Lions Gate, as a party to the Merger Agreement and the transactions contemplated by the Merger Agreement, and Merger Sub, as a party to the Merger Agreement, aided and abetted the alleged breaches of fiduciary duties; (iv) LionTree, by virtue of its position as financial advisor in connection with the proposed Merger, aided and abetted in the alleged breaches of fiduciary duties; (iv) as parties to the transactions contemplated by the Merger Agreement, Ms. Malone, Tracey L. Neal Trust A, Evan D. Malone Trust A, Mr. Bennett, Ms. Bennett, and Hilltop aided and abetted the alleged breaches of fiduciary duties. The fifth lawsuit seeks, among other things: (i) certification as a class action; (ii) an injunction preventing the Starz board of directors and Mr. Malone from proceeding with the proposed Merger under its current terms; (iii) a declaration that the proposed Merger is not entirely fair and that the Starz board of directors and Mr. Malone have breached their fiduciary duties and therefore the Merger Agreement and transactions contemplated by the Merger Agreement are unlawful and unenforceable; (iv) if the Merger is consummated, rescission of the transaction or an award of damages to the class; (v) a requirement that the Starz board of directors and Mr. Malone fully disclose material information regarding the Merger; (vi) the establishment of equitable quasi-appraisal rights for dissenting Starz shareholders; (vii) a requirement that the board of directors of Starz explore strategic alternatives to the proposed Merger; (viii) an accounting by the defendants of the damages the class allegedly suffered as a result of defendants’ alleged unlawful conduct; (ix) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

The sixth complaint was filed on July 29, 2016 by the City of Providence against Starz, Lions Gate, Merger Sub, members of the board of directors of Starz, Mr. Malone, Mr. Bennett, and Mark Rachesky, the Chairman of Lions Gate. The sixth complaint alleges that (i) Mr. Malone, as an alleged controlling stockholder of Starz, and the members of the board of Starz, breached fiduciary duties owed to Starz’s shareholders in connection with the proposed Merger; and (ii) Mr. Bennett, Mr. Rachesky, Lions Gate, and Merger Sub aided and abetted both Mr. Malone and the Starz board of directors in breaching their fiduciary duties, while Mr. Malone aided and abetted the Starz board of directors in breaching its fiduciary duties. The sixth lawsuit seeks, among other things: (i) certification as a class action; (ii) a declaration that defendants breached their fiduciary duties, or aided and abetted such breaches; (iii) a declaration that the proposed Merger and other transactions contemplated by the merger are unlawful and unenforceable; (iv) an accounting by the defendants of the damages the class allegedly suffered as a result of defendants’ alleged wrongful actions; (v) compensatory damages; and (vi) an award of the costs and disbursements of the action, including reasonable attorneys’ fees and experts’ fees.

Starz intends to defend the actions vigorously.

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

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
Failure to complete the Merger could adversely affect our stock price and future business and financial results.
If the Merger is not completed for any reason, including as a result of the Lions Gate stockholders or the Starz stockholders failing to approve the necessary proposals, the ongoing business of Starz may be adversely affected and, without realizing any of the benefits of having completed the Merger, Starz will be subject to numerous risks, including the following:

•	Starz being required, under certain circumstances, to pay the other party a termination fee in connection with the Merger Agreement;

•
Starz having to pay substantial costs relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Merger;

•	Starz experiencing negative reactions from the financial markets, including negative impacts on its stock price, or from its customers, regulators and employees;

•	Starz having had to deal with restrictions on the conduct of its business prior to the completion of the Merger, as set forth in the Merger Agreement;

•
the management of Starz focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the company, without realizing any of the benefits of having the Merger completed; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.
If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not have a materially adverse effect on our business, financial condition, results of operations and stock price.
The pendency of the Merger could adversely affect the business and operations of Starz.
In connection with the pending Merger, some customers or vendors of Starz may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Starz, regardless of whether the Merger is completed. Similarly, current and prospective employees of Starz may experience uncertainty about their future roles with Lions Gate following the Merger, which may materially adversely affect the ability of each of Lions Gate and Starz to attract and retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, each of Lions Gate and Starz may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement and could adversely affect our business, financial condition, results of operations and stock price, regardless of whether the Merger is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock.
Second quarter repurchases and remaining availability under the repurchase program was as follows:

	Series A common stock
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period
April 1 - 30, 2016	547,550	$25.51	547,550	$380.4	million
May 1 - 31, 2016	430,708	$26.63	430,708	$368.9	million
June 1 - 30, 2016	456,495	$26.86	456,495	$356.7	million
	1,434,753		1,434,753
Included in the June 30, 2016 amounts above are 30,815 repurchased shares which settled in July 2016. In addition to the shares listed in the table above, 130 shares of Series A common stock were surrendered in the second quarter of 2016 by an employee to pay withholding taxes in connection with the vesting of the employee’s restricted stock.
Under the terms of the Merger Agreement, we are prohibited from repurchasing our common stock. Accordingly, there will be no repurchases of our common stock through the closing of the Merger.

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and Orion Arm Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Lions Gate Entertainment Corp.’s Current Report on Form 8-K (File No. 001-14880), filed with the Securities and Exchange Commission on July 1, 2016 (the “Lions Gate Form 8-K”)).

10.1
Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Orion Arm Acquisition Inc. and the stockholders listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Lions Gate Form 8-K).

10.2
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, Liberty Global Incorporated Limited and Liberty Global plc (incorporated by reference to Exhibit 10.2 to the Lions Gate Form 8-K).

10.3
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, Discovery Lightning Investments Ltd. and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Lions Gate Form 8-K).

10.4
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Lions Gate Form 8-K).

10.5
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Lions Gate Form 8-K).

10.6
Voting Agreement, dated as of June 30, 2016, by and between Lions Gate Entertainment Corp., Starz, LG Leopard Canada LP and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.6 to the Lions Gate Form 8-K).

10.7	Starz 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Starz’s Current Report on Form 8-K, filed on June 20, 2016 (File No. 001-35294)).
10.8	Separation Agreement and General Release, dated as of June 2, 2016, by and between Starz Entertainment, LLC and Glenn Curtis.*
10.9	Form of Nonqualified Stock Option Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
10.10	Form of Restricted Stock Award Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
10.11	Form of Performance-Based Restricted Stock Units Award Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: August 2, 2016		Name:	Christopher P. Albrecht
		Title:	President and Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: August 2, 2016		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and Orion Arm Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Lions Gate Entertainment Corp.’s Current Report on Form 8-K (File No. 001-14880), filed with the Securities and Exchange Commission on July 1, 2016 (the “Lions Gate Form 8-K”)).

10.1
Stock Exchange Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Orion Arm Acquisition Inc. and the stockholders listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Lions Gate Form 8-K).

10.2
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, Liberty Global Incorporated Limited and Liberty Global plc (incorporated by reference to Exhibit 10.2 to the Lions Gate Form 8-K).

10.3
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, Discovery Lightning Investments Ltd. and Discovery Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Lions Gate Form 8-K).

10.4
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Lions Gate Form 8-K).

10.5
Voting Agreement, dated as of June 30, 2016, by and among Lions Gate Entertainment Corp., Starz, and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Lions Gate Form 8-K).

10.6
Voting Agreement, dated as of June 30, 2016, by and between Lions Gate Entertainment Corp., Starz, LG Leopard Canada LP and the stockholders listed on Schedule A thereto (incorporated by reference to Exhibit 10.6 to the Lions Gate Form 8-K).

10.7	Starz 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Starz’s Current Report on Form 8-K, filed on June 20, 2016 (File No. 001-35294)).
10.8	Separation Agreement and General Release, dated as of June 2, 2016, by and between Starz Entertainment, LLC and Glenn Curtis.*
10.9	Form of Nonqualified Stock Option Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
10.10	Form of Restricted Stock Award Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
10.11	Form of Performance-Based Restricted Stock Units Award Agreement under Registrant’s 2016 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
_____________________

*	Filed herewith.

**	Furnished herewith.