Form 10-Q
period 2016-09-30
Starz
filed 2016-11-08
CIK 1507934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer __X__	Accelerated filer ____	Non-accelerated filer ___	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No _X__
The number of outstanding shares of Starz’s common stock as of October 31, 2016 was:

Series A	Series B
87,562,102	9,858,316

STARZ
FORM 10-Q

PART I

Item 1.	Financial Statements
Starz and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14.0	$10.7
Trade accounts receivable, net of allowances of $20.6 and $35.2	271.9	252.9
Program rights, net	353.8	316.1
Other current assets	66.5	90.1
Total current assets	706.2	669.8
Program rights	316.2	335.9
Investment in films and television programs, net	206.6	215.6
Property and equipment, net of accumulated depreciation of $143.8 and $134.5	88.5	89.2
Deferred income taxes	22.5	21.2
Goodwill	131.8	131.8
Other assets, net	103.8	100.7
Total assets	$1,575.6	$1,564.2

Liabilities and Equity
Current liabilities:
Current portion of debt (Note 2)	$5.9	$5.6
Trade accounts payable	5.9	8.0
Accrued liabilities (Notes 6 and 7)	251.1	267.7
Deferred revenue	9.9	10.3
Total current liabilities	272.8	291.6
Debt (Note 2)	989.7	1,032.2
Other liabilities (Note 6)	34.6	22.7
Total liabilities	1,297.1	1,346.5

Stockholders’ equity (Note 3):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 2,000,000,000 shares; issued and outstanding 87,557,505 and 91,468,763 shares at September 30, 2016 and December 31, 2015, respectively	0.9	0.9
Series B common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 9,858,316 and 9,861,294 shares at September 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	8.9	—
Accumulated other comprehensive loss, net of taxes	(2.8)	(1.5)
Retained earnings	271.4	218.2
Total equity	278.5	217.7
Commitments and contingencies (Note 6)
Total liabilities and equity	$1,575.6	$1,564.2

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Programming networks and other services	$381.6	$369.8	$1,165.6	$1,165.9
Home video net sales	26.2	34.3	76.7	106.6
Total revenue	407.8	404.1	1,242.3	1,272.5

Costs and expenses:
Programming (including amortization) (Notes 4 and 6)	181.9	159.0	480.7	459.5
Production and acquisition (including amortization)	43.0	39.7	144.3	146.3
Home video cost of sales	7.6	9.2	20.1	29.6
Operating (Note 4)	7.6	15.2	20.7	40.9
Selling, general and administrative (Note 4)	85.9	74.4	255.8	227.1
Merger related	2.1	—	11.6	—
Depreciation and amortization	5.7	4.8	15.6	14.3
Total costs and expenses	333.8	302.3	948.8	917.7

Operating income	74.0	101.8	293.5	354.8

Other expense:
Interest expense, net of amounts capitalized (Note 2)	(11.7)	(11.5)	(35.1)	(34.0)
Other expense, net	(3.7)	(4.5)	(10.0)	(8.8)
Income before income taxes	58.6	85.8	248.4	312.0

Income tax expense (Note 5)	(24.3)	(26.3)	(92.7)	(103.4)

Net income	34.3	59.5	155.7	208.6

Net loss (income) attributable to noncontrolling interest	—	0.7	—	(0.4)

Net income attributable to stockholders	$34.3	$60.2	$155.7	$208.2

Basic net income per common share (Note 7)	$0.36	$0.59	$1.60	$2.06
Diluted net income per common share (Note 7)	$0.34	$0.57	$1.54	$1.96
Weighted average number of common shares outstanding (Note 7):
Basic	96.5	101.3	97.4	101.3
Diluted	100.0	106.5	100.9	106.4

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$34.3	$59.5	$155.7	$208.6

Other comprehensive income (loss), net of taxes -
Foreign currency translation adjustments from operations	(0.3)	0.1	(1.3)	0.7

Comprehensive income	34.0	59.6	154.4	209.3

Comprehensive loss (income) attributable to noncontrolling interest	—	0.6	—	(0.6)

Comprehensive income attributable to stockholders	$34.0	$60.2	$154.4	$208.7

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$155.7	$208.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	14.3
Amortization of program rights	438.4	426.8
Program rights payments	(271.5)	(350.2)
Amortization of investment in films and television programs	104.1	107.0
Investment in films and television programs	(263.0)	(285.0)
Stock compensation	23.7	24.5
Deferred income taxes	(1.3)	(15.3)
Other non-operating and non-cash items	—	(2.1)
Changes in assets and liabilities:
Current and other assets	16.1	(1.1)
Payables and other liabilities	(21.1)	(39.0)
Net cash provided by operating activities	196.7	88.5

Investing activities:
Purchases of property and equipment	(13.9)	(9.4)
Investment in and advances to equity investee	(16.0)	(3.8)
Net cash used in investing activities	(29.9)	(13.2)

Financing activities:
Borrowings of debt	384.0	769.0
Payments of debt	(428.2)	(779.9)
Debt issuance costs	—	(5.0)
Repurchases of common stock	(121.6)	(64.7)
Exercise of stock options	3.4	11.8
Minimum withholding of taxes related to stock compensation	(5.0)	(18.5)
Excess tax benefit from stock compensation	3.7	15.6
Net cash used in financing activities	(163.7)	(71.7)

Effect of exchange rate changes on cash and cash equivalents	0.2	—

Net increase in cash and cash equivalents	3.3	3.6
Cash and cash equivalents:
Beginning of period	10.7	13.4
End of period	$14.0	$17.0

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2016
(Unaudited)
(in millions)

	Preferred Stock	Series A	Series B	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2015	$—	$0.9	$0.1	$—	$(1.5)	$218.2	$217.7
Net income	—	—	—	—	—	155.7	155.7
Other comprehensive loss	—	—	—	—	(1.3)	—	(1.3)
Stock compensation	—	—	—	25.9	—	—	25.9
Stock issued upon exercise of stock options	—	—	—	3.4	—	—	3.4
Minimum withholding of taxes related to stock compensation	—	—	—	(5.0)	—	—	(5.0)
Excess tax benefit from stock compensation	—	—	—	3.7	—	—	3.7
Repurchases of common stock	—	—	—	(19.1)	—	(102.5)	(121.6)
Balance at September 30, 2016	$—	$0.9	$0.1	$8.9	$(2.8)	$271.4	$278.5

See accompanying notes to condensed consolidated financial statements.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

Under the terms of the Merger Agreement, immediately prior to consummation of the Merger, Lions Gate will effect a reorganization of its outstanding share capital (the “Reclassification”), pursuant to which each existing Lions Gate common share, without par value (“Lions Gate Common Shares”) will be converted into 0.5 shares of newly issued Class A voting shares, without par value, of Lions Gate (the “Lions Gate Voting Shares”) and 0.5 shares of newly issued Class B non-voting shares, without par value, of Lions Gate (“Lions Gate Non-Voting Shares”). Lions Gate intends not to effect the Reclassification unless the Merger will be consummated.

Following the Reclassification, pursuant to the Merger Agreement, (1) each share of Starz Series A common stock, par value $0.01 per share (the “Starz Series A Common Stock”), will be converted into the right to receive $18.00 in cash and 0.6784 Lions Gate Non-Voting Shares, and (2) each share of Starz Series B common stock, par value $0.01 per share (the “Starz Series B Common Stock”), will be converted into the right to receive $7.26 in cash, 0.6321 Lions Gate Non-Voting Shares and 0.6321 Lions Gate Voting Shares. These exchange ratios are fixed and will not be adjusted to reflect stock price changes prior to the closing of the Merger, except in certain limited circumstances reflecting changes to the stock of Lions Gate or Starz.

As a result of the Merger, the outstanding equity awards relating to Starz Series A Common Stock will be converted into corresponding awards relating to shares of Lions Gate Non-Voting Shares, after giving effect to appropriate adjustments to reflect the transactions contemplated by the Merger Agreement. The converted equity awards will remain subject to the same terms and conditions (including time- and performance-based vesting terms) as in effect prior to the closing of the Merger.

The closing of the Merger is contingent on (1) approval of the Merger Agreement by a majority of the voting power of the Starz Series A Common Stock stockholders and Starz Series B Common Stock stockholders, voting together as a single class, (2) approval of the Reclassification by a two-thirds majority of the shares of Lions Gate Common Shares voting on the Reclassification, (3) approval of the issuance of Lions Gate Non-Voting Shares and Lions Gate Voting Shares in the Merger by a majority of the shares of Lions Gate Common Shares voting on such issuance, (4) completion of the Reclassification, (5) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, an early termination of which was granted on August 1, 2016 by the Federal Trade Commission, although it may still be challenged at any time before or after completion of the Merger, (6) receipt of German antitrust approval, which was received on August 26, 2016, (7) receipt of FCC approval, which was received on August 31, 2016, (8) the registration of the shares of the Lions Gate Non-Voting Shares and Lions Gate Voting Shares being issued to holders of Starz Series A Common Stock and Starz Series B Common Stock in the Merger, (9) authorization of the Lions Gate Voting Shares and the Lions Gate Non-Voting Shares for listing on the New York Stock Exchange and (10) other customary closing conditions.

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

Subject to the terms and conditions of the Merger Agreement, Starz will pay Lions Gate a termination fee of $150.0 million if (1) Starz terminates the Merger Agreement in order to enter into a superior transaction (subject to compliance with certain terms and conditions included in the Merger Agreement), (2) Lions Gate terminates the Merger Agreement because Starz’s board of directors changes its recommendation regarding approval of the transactions, (3) Lions Gate terminates the Merger Agreement because Starz materially breaches its non-solicitation covenant or (4) (a) an alternative transaction proposal is made to Starz, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (if at the time of such termination, the Starz’s stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Lions Gate), (ii) by either party because Starz’s stockholders fail to approve the transactions or (iii) by Lions Gate because Starz has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Starz enters into or consummates an alternative transaction, as defined.

Subject to the terms and conditions of the Merger Agreement, Lions Gate will pay Starz (1) a termination fee of $150.0 million if either party terminates the Merger Agreement because Lions Gate’s stockholders fail to approve the transactions, (2) a termination fee of $175.0 million if Starz terminates the Merger Agreement because Lions Gate’s board of directors changes its recommendation regarding approval of the transactions or because Lions Gate materially breaches its non-solicitation covenant, (3) a termination fee of $250.0 million if Starz terminates the Merger Agreement because Lions Gate fails to consummate the Merger when it would otherwise be required due to a failure to receive the debt financing and (4) a termination fee of $175.0 million if (a) an alternative transaction proposal is made to Lions Gate, (b) thereafter the Merger Agreement is terminated (i) by either party for failure to consummate the Merger by the outside date (if at the time of such termination, the Lions Gate’s stockholders have failed to approve the transactions and such termination does not result in the payment of a termination fee by Starz), (ii) by either party because Lions Gate’s stockholders fail to approve the transactions or (iii) by Starz because Lions Gate has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period, and (c) within 18 months of such termination, Lions Gate enters into or consummates an alternative transaction, as defined.

On August 1, 2016, Lions Gate filed a Form S-4 Registration Statement (“Form S-4”) with the Securities and Exchange Commission (“SEC”), which includes detailed information regarding the Merger. The Form S-4, as amended, was declared effective by the SEC on November 7, 2016.

Presentation

Starz, through its wholly-owned subsidiary Starz, LLC, provides premium subscription video programming to United States (“U.S.”) multichannel video programming distributors (“MVPDs”), including cable operators, satellite television providers and telecommunications companies, and online video providers (collectively, “Distributors”), and to over-the-top (“OTT”) subscribers via the Starz app. Starz also develops, produces and acquires entertainment content and distributes this content to consumers in the U.S. and throughout the world. The accompanying condensed consolidated financial statements include the accounts of Starz and its majority-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

Starz Distribution

Starz Distribution includes the Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses.

Anchor Bay Entertainment

Anchor Bay Entertainment is the global home video sales arm of Starz and distributes DVDs (standard definition and Blu-ray™) in the U.S., Canada and other international territories to the extent it has home entertainment rights to such content in international territories. Anchor Bay Entertainment acquires and licenses various titles from third parties and also develops and produces certain of its content. Certain of the titles acquired by Anchor Bay Entertainment air on Starz Networks’ STARZ, STARZ ENCORE and MOVIEPLEX networks. Anchor Bay Entertainment also distributes Starz Networks’ original series and Weinstein’s titles. Each of these titles are sold to and distributed by regional and national retailers and other companies, including Amazon, Best Buy, Ingram Entertainment, Redbox, Target and Wal-Mart.

Starz Digital

Starz Digital is the global digital and on-demand licensing arm of Starz and distributes content on pay-per-view (“PPV”), video-on-demand (“VOD”), subscription video-on-demand (“SVOD”), ad-supported video-on-demand (“AVOD”), electronic sell-through and other digital formats for Starz’s owned content, including Starz Networks’ original series, Weinstein’s titles and content licensed from third-parties in the U.S. and throughout the world to the extent it has rights to such content in international territories. Certain of the titles acquired by Starz Digital air on Starz Networks’ STARZ, STARZ ENCORE and MOVIEPLEX networks. Starz Digital receives fees for its content from a wide array of partners ranging from traditional MVPDs to online and mobile distributors.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

Note 2 - Debt

Debt consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Credit Agreement (a)	$268.0	$308.0
Senior Notes, including premium of $1.6 and $1.9 (b)	676.6	676.9
Capital leases (c)	60.6	64.8
Debt issuance costs, net	(9.6)	(11.9)
Total debt	995.6	1,037.8
Less: current portion	(5.9)	(5.6)
	$989.7	$1,032.2

(a)
On April 20, 2015, Starz, LLC entered into a credit agreement (“Credit Agreement”) that provides for $1,000.0 million in revolving loans with a $50.0 million sub-limit for stand-by letters of credit. Borrowings may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid may be reborrowed. The Credit Agreement is scheduled to mature on April 20, 2020. As of September 30, 2016, $732.0 million of borrowing capacity was available under the Credit Agreement. The Credit Agreement will be repaid and terminated in connection with the closing of the Merger.

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

As of September 30, 2016, the following borrowings and related LIBOR interest rates were outstanding (dollars in millions):

LIBOR period:	Interest Rate	Loan Amount
September 2016 to October 2016	2.2682%	$30.0
September 2016 to October 2016	2.2682%	73.0
September 2016 to October 2016	2.2753%	165.0
		$268.0

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

The Credit Agreement contains certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, or making certain distributions, investments and other restricted payments, liens or guarantees. In addition, Starz, LLC must comply with certain financial covenants, including a consolidated leverage ratio, as defined in the Credit Agreement. As of September 30, 2016, Starz, LLC was in compliance with all covenants under the Credit Agreement.

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

The Senior Notes contain certain covenants that include restrictions on, among others, incurring additional debt, paying dividends, entering into liens and guarantees, or making certain distributions, investments and other restricted payments. As of September 30, 2016, Starz, LLC was in compliance with all covenants under the Senior Notes.

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

At September 30, 2016, the fair value of the Senior Notes was $685.0 million and was based upon quoted prices in active markets. Starz believes the fair value of borrowings under the Credit Agreement approximate their carrying value as of September 30, 2016 due to their variable rate nature and Starz’s stable credit spread.

Interest costs of $1.1 million, $1.6 million, $3.5 million and $4.9 million have been capitalized as investment in films and television programs during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, respectively.

Note 3 - Stockholders’ Equity

Preferred Stock

Preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by Starz’s board of directors. As of September 30, 2016, no shares of preferred stock were issued.

Common Stock

Series A common stock has one vote per share and Series B common stock has ten votes per share. Each share of Series B common stock is exchangeable at the option of the holder for one share of Series A common stock. Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of September 30, 2016, there were 11.4 million shares of Series A common stock reserved for issuance under the exercise privileges of outstanding stock options. In addition to Series A and Series B common stock, there are 2.0 billion shares of Series C common stock authorized for issuance.

Purchases of Common Stock

The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock. Starz repurchased 4.6 million shares of Series A common stock for aggregate consideration, including fees, of $121.6 million during the nine months ended September 30, 2016. Starz had $356.7 million available under its share repurchase program as of September 30, 2016. Under the terms of the Merger Agreement, Starz is prohibited from

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

repurchasing its common stock. Accordingly, there will be no repurchases of common stock through the closing of the Merger.

Note 4 – Stock Compensation

Pursuant to the Starz 2016 Omnibus Incentive Plan, the compensation committee of the board of directors may grant eligible employees stock options, stock appreciation rights, restricted shares and restricted stock units.

Stock compensation expense, by expense category, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Programming	$0.4	$0.6	$1.7	$1.9
Operating	0.2	—	0.4	0.2
Selling, general and administrative	7.5	7.5	21.6	22.4
	$8.1	$8.1	$23.7	$24.5

As of September 30, 2016, the total unrecognized compensation cost related to unvested stock options, restricted shares and restricted stock units was approximately $40.9 million. Such amount will be recognized in Starz’s condensed consolidated statements of operations over a weighted average period of approximately 2.13 years.

The number and weighted average exercise price (“WAEP”) of stock options to purchase Starz common stock were as follows:

	Options	WAEP
Outstanding at December 31, 2015	13,187,542	$18.97
Granted	138,298	$30.98
Exercised	(1,385,008)	$15.05
Forfeited	(483,923)	$29.63
Expired/canceled	(56,451)	$32.87
Outstanding at September 30, 2016	11,400,458	$19.07

Exercisable at September 30, 2016	7,727,463	$16.29

At September 30, 2016, the weighted-average remaining contractual term of outstanding options was 4.46 years and exercisable options was 3.78 years. At September 30, 2016, the aggregate intrinsic value of outstanding options and exercisable options was $141.4 million and $115.7 million, respectively. The aggregate intrinsic value of options exercised was $21.7 million and $70.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The number and weighted average grant-date fair value of restricted share grants were as follows:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	769,947	$29.22
Granted	199,155	$28.77
Vested	(59,420)	$21.28
Forfeited	(128,705)	$28.25
Outstanding at September 30, 2016	780,977	$29.87

The grant-date fair value was based on the market value of the shares on the date of grant. The aggregate fair value of all restricted shares that vested during the nine months ended September 30, 2016 and 2015 was $1.7 million, and $2.5 million, respectively.

As of September 30, 2016, the outstanding number of three-year performance based restricted stock units representing the threshold, target and maximum payout levels were 48,197 units, 96,394 units and 192,788 units, respectively

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

(which are not reflected in the table above). During the nine months ended September 30, 2016, 5,338 units, 10,676 units and 21,352 units, at the threshold, target and maximum payout levels, respectively, were forfeited.

During the second and third quarters of 2016, Starz granted restricted stock units to certain employees. Subject to certain conditions specified in the award agreements, restricted stock units will vest based upon the actual, cumulative Starz Networks’ revenue achieved during the two-year performance period beginning on January 1, 2016 and ending on December 31, 2017 (“Two Year Performance Period”), exceeding a target cumulative Starz Networks’ revenue during the Two Year Performance Period specified by the Starz compensation committee. Potential vesting of the restricted stock units ranges from no units at the target level to 80,235 maximum units if 105%, or higher, of the target two-year performance of Starz Networks’ revenue is achieved (which are not reflected in the table above). During the nine months ended September 30, 2016, 8,548 units at the maximum payout levels were forfeited.

At September 30, 2016, 1.6 million outstanding stock options were held by employees of Starz’s related party Liberty Media.

Note 5 - Income Taxes

The income tax provision for the three and nine months ended September 30, 2016 and 2015 was calculated by estimating Starz’s annual effective tax rate and then applying the effective tax rate to income before income taxes for the period, plus or minus the tax effects of items that relate discretely to the period, if any.
Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% primarily due to Internal Revenue Code Section 199, which allows U.S. taxpayers a deduction for qualified domestic production activities, the non-deductible portion of merger related costs and state and local taxes. The deduction for qualified production activity is based on our level of domestic productions and other criteria and must be evaluated each year. Changes in our domestic production activities could impact our qualification for a deduction under Section 199 in the future.
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
The unpaid balance for program rights related to films that were available for exhibition at September 30, 2016 is reflected in accrued liabilities and in other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2016, such liabilities aggregated approximately $92.1 million. The estimated amounts payable under programming license agreements related to films that are not available for exhibition until some future date, including the rights to exhibit films that have been released theatrically under the Sony agreement, totaled $562.4 million and had not been accrued as of September 30, 2016. Total estimated payments under programing license agreements, accrued and not accrued, as of September 30, 2016 were as follows: $70.1 million in 2016; $179.3 million in 2017; $108.3 million in 2018; $99.3 million in 2019; $71.6 million in 2020 and $125.9 million thereafter.

Starz is also obligated to pay fees for films that have not yet been released in theaters by Sony. Starz is unable to estimate the amounts to be paid under the Sony agreement for films that have not yet been released, however, such amounts are expected to be significant.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Total amortization of program rights was $163.0 million, $145.7 million, $438.4 million and $426.8 million for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in programming costs in the accompanying condensed consolidated statements of operations.

Legal Proceedings

On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. On July 11, 2016, the District Court granted the defendants’ motion to dismiss the claim for intentional infliction of emotional distress without leave to amend, and to dismiss one claim for retaliation with leave to amend. On September 26, 2016, the District Court denied Starz’s motion to dismiss one of the plaintiff’s claims for retaliation under California Labor Code Section 1102.5(c), but agreed that plaintiff could not pursue one theory of his claim for retaliation within that claim. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

Between July 19, 2016 and July 29, 2016, six putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware: Freedman v. Malone, et al., C.A. No. 12571-VCG; Oklahoma Police Pension & Retirement System v. Malone, et al., C.A. No. 12584-VCG; The Firemen’s Retirement System of St. Louis v. Malone, et al., C.A. No. 12596-VCG; City of Cambridge Retirement System v. Malone, et al., C.A. No. 12598-VCG; Norfolk County Retirement System v. Malone, et al., C.A. No. 12599-VCG; and City of Providence v. Starz, et al., C.A. No. 12604-VCG. On August 16, 2016, the Court of Chancery of the State of Delaware entered an order consolidating these six putative class actions into one consolidated action, In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG. On August 30, 2016, a seventh putative class action was filed by purported Starz stockholders in the Court of Chancery of the State of Delaware, Teamsters Local 170 Pension Fund v. Lions Gate Entertainment Corp., et al., C.A. No. 12705, which was later added to the consolidated action. The verified consolidated class action complaint names as defendants Starz; Dr. John C. Malone; Mark H. Rachesky; Greg Maffei; Robert R. Bennett; Deborah J. Bennett; Irving L. Azoff; Susan M. Lyne; Christopher P. Albrecht; Daniel E. Sanchez; Robert S. Wiesenthal; Andrew T. Heller; Jeffrey F. Sagansky; Charles Y. Tanabe; Hilltop Investments, LLC; Leslie Malone; The Tracey L. Neal Trust A; The Evan D. Malone Trust A; Lions Gate; and Merger Sub. The consolidated complaint alleges that the Starz Board of Directors breached their fiduciary duties by failing to obtain adequate consideration for the Merger and that other defendants breached their fiduciary duties and/or aided and abetted the board in breaching their fiduciary duties. In two counts, the consolidated complaint asserts a claim for breaches of fiduciary duty against Dr. Malone and the Starz Board of Directors, as well as a claim for aiding and abetting the breaches of fiduciary duty against Dr. Malone, Robert Bennett, Deborah Bennett, Hilltop Investments LLC, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mark H. Rachesky, Lions Gate, and Orion Arm. The consolidated class action complaint seeks damages, rescission of the merger, costs, attorneys’ fees, experts’ fees, and other equitable relief. On August 18, 2016, plaintiffs in the consolidated action filed a motion for expedited proceedings; on September 22, 2016, the court denied the motion.

On August 9, 2016, an eighth putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

such breaches of fiduciary duty. On October 7, 2016, the Colorado court entered an order granting a joint motion for extension of time to respond to the complaint by and including November 9, 2016.

Defendants believe that the complaints are without merit and intend to defend the actions vigorously.

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

Note 7 – Other Information

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Royalties, residuals and participations	$79.1	$82.4
Program rights payable	66.7	67.8
Advertising and marketing	44.2	48.1
Payroll and related costs	25.4	29.2
Other	35.7	40.2
	$251.1	$267.7

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information was as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$41.8	$40.6
Cash paid for income taxes	$62.4	$92.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	96.5	101.3	97.4	101.3
Effect of dilution:
Stock options	3.2	4.9	3.3	4.8
Restricted shares	0.3	0.3	0.2	0.3
Diluted weighted average shares outstanding	100.0	106.5	100.9	106.4
For the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016 and 2015, approximately 1.9 million, 0.1 million, 2.5 million and 0.4 million shares, respectively, were excluded from the diluted weighted average shares outstanding since the shares would have been anti-dilutive.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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
In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for income taxes associated with share-based compensation by eliminating the requirement to classify the excess tax benefit as additional paid-in capital. For the nine months ended September 30, 2016, Starz recognized $3.7 million of excess tax benefits in additional paid-in capital. Under this new guidance, all tax effects (excess tax benefits and tax deficiencies) related to exercised or vested awards shall be recognized as income tax benefit or expense in the statement of operations in the reporting period as they occur, regardless of whether the tax effects reduce taxes payable in the reporting period. ASU 2016-09 also requires a reclassification of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. The new guidance also establishes the requirement to classify cash paid by an entity to the taxing authorities when directly withholding shares for tax-withholding purposes as a financing activity, which is consistent with Starz’s current and historical presentation. For a public entity, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years (i.e., January 1, 2017 for Starz). Early adoption is permitted for any interim or annual period. Starz is currently assessing the transition method and date of adoption, and therefore, is unable to quantify such impact.

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

The reconciliation of Adjusted OIBDA to income before income taxes was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Adjusted OIBDA	$89.9	$114.7	$344.4	$393.6
Stock compensation	(8.1)	(8.1)	(23.7)	(24.5)
Merger related	(2.1)	—	(11.6)	—
Depreciation and amortization	(5.7)	(4.8)	(15.6)	(14.3)
Interest expense, net of amounts capitalized	(11.7)	(11.5)	(35.1)	(34.0)
Other expense, net	(3.7)	(4.5)	(10.0)	(8.8)
Income before income taxes	$58.6	$85.8	$248.4	$312.0

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

Starz and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Performance Measures (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Starz Networks	$348.6	$329.3	$1,031.6	$996.6
Starz Distribution	60.9	65.6	213.6	253.7
Starz Animation	—	9.3	—	23.1
Inter-segment eliminations	(1.7)	(0.1)	(2.9)	(0.9)
	$407.8	$404.1	$1,242.3	$1,272.5

Adjusted OIBDA:
Starz Networks	$92.9	$113.1	$341.8	$365.0
Starz Distribution	(1.7)	1.8	4.3	30.2
Starz Animation	—	(0.1)	—	(1.4)
Inter-segment eliminations	(1.3)	(0.1)	(1.7)	(0.2)
	$89.9	$114.7	$344.4	$393.6

Other Information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash paid for investment in films and television programs:
Starz Networks	$76.3	$48.6	$218.9	$188.9
Starz Distribution	26.2	2.8	44.1	96.1
Starz Animation	—	—	—	—
Inter-segment eliminations	—	—	—	—
	$102.5	$51.4	$263.0	$285.0

			September 30, 2016	December 31, 2015
Total assets:
Starz Networks			$1,437.0	$1,365.9
Starz Distribution			155.4	166.8
Starz Animation			—	—
Other unallocated assets (primarily cash, deferred taxes and other assets, including income taxes receivable and the commercial lease for Starz’s corporate headquarters facility)			84.2	109.7
Inter-segment eliminations			(101.0)	(78.2)
			$1,575.6	$1,564.2

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
Among the factors that may cause actual results and experiences to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:

•	the proposed Merger;

•	the outcome of any pending or threatened litigation;

•
the amendment of the affiliation agreements with DIRECTV, LLC (“DIRECTV”) and AT&T Services, Inc. (“AT&T”), the anticipated impact of the amendments on Starz’s financial performance following the first year of the renewal period and other revenue sources including OTT revenue trends;

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
For a description of our risk factors, please see Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015 as well as “Item 1A. Risk Factors,” in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
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
OVERVIEW
Starz is a leading integrated global media and entertainment company. We provide premium subscription video programming in the U.S. to cable operators, satellite television providers, telecommunications companies and online video providers, and to OTT subscribers via the Starz app. We also develop, produce and acquire entertainment content and distribute this content to consumers in the U.S. and throughout the world. Our business operations are conducted by our wholly-owned subsidiaries Starz, LLC, Starz Entertainment, Starz Media and certain other immaterial subsidiaries. In

October 2015, Starz, LLC acquired the 25% interest in Starz Media formerly owned by Weinstein. In October 2015, Starz, LLC sold 100% of its wholly-owned subsidiary Film Roman, which made up 100% of our Starz Animation operating segment.
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
Starz Distribution earns revenue from its Anchor Bay Entertainment, Starz Digital and Starz Worldwide Distribution businesses through the sale of its content in the U.S. and throughout the world on DVDs, PPV, VOD, SVOD, AVOD, electronic sell-through, other digital formats and free and pay television. Revenue generated from the sale of DVDs is recognized, net of an allowance for estimated sales returns, on the later of the estimated receipt of the product by the customer or after any restrictions on sale lapse. At the time of the initial sale, we also record a provision, based on historical trends and practices, to reduce revenue for discounts and rebates provided to customers related to the sale of DVDs. Revenue from digital and television licensing is recognized when the film or program is complete in accordance with the terms of the arrangement and is available for exploitation by the licensee. The film or program is available for exploitation when it has been delivered or is available to the licensee and the license period has commenced. Starz Distribution’s content includes content we own and license, including Starz Networks’ original series, and for Anchor Bay Entertainment and Starz Digital, it also includes the Weinstein’s titles.
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Our operating results were as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue:
Programming networks and other services	$381.6	$369.8	$11.8	3%
Home video net sales	26.2	34.3	(8.1)	(24)%
Total revenue	407.8	404.1	3.7	1%
Costs and expenses:
Programming (including amortization)	181.9	159.0	22.9	14%
Production and acquisition (including amortization)	43.0	39.7	3.3	8%
Home video cost of sales	7.6	9.2	(1.6)	(17)%
Operating	7.6	15.2	(7.6)	(50)%
Selling, general and administrative	85.9	74.4	11.5	15%
Merger related	2.1	—	2.1	100%
Depreciation and amortization	5.7	4.8	0.9	19%
Total costs and expenses	333.8	302.3	31.5	10%
Operating income	74.0	101.8	(27.8)	(27)%
Other expense:
Interest expense, net of amounts capitalized	(11.7)	(11.5)	(0.2)	(2)%
Other expense, net	(3.7)	(4.5)	0.8	18%
Income before income taxes	58.6	85.8	(27.2)	(32)%
Income tax expense	(24.3)	(26.3)	2.0	8%
Net income	$34.3	$59.5	$(25.2)	(42)%

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2016 TO THREE MONTHS ENDED SEPTEMBER 30, 2015
Revenue
Revenue by segment was as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue
Starz Networks	$348.6	$329.3	$19.3	6%
Starz Distribution	60.9	65.6	(4.7)	(7)%
Starz Animation	—	9.3	(9.3)	(100)%
Inter-segment eliminations	(1.7)	(0.1)	(1.6)	(1,600)%
Total revenue	$407.8	$404.1	$3.7	1%
Starz Networks’ revenue represented 85% and 81% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.
On October 21, 2016, Starz amended its affiliation agreements with both DIRECTV and AT&T, extending the term of both agreements for multiple years. Solely for purposes of presentation, had we been operating under the financial terms of the amendments beginning January 1, 2015 and during the three months ended September 30, 2015, we estimate Starz Networks’ revenue and Starz’s consolidated revenue for such period would have been $318.1 million and $392.9 million, respectively. Similarly, had we been operating under the financial terms of the amendments beginning January 1, 2016 and during the three months ended September 30, 2016, we estimate Starz Networks’ revenue and Starz’s consolidated revenue for such period would have been $340.5 million and $399.7 million, respectively. The amendments provide for annual rate increases. Accordingly, following the first year of the renewal period, the impact on Starz’s earnings under these amendments would decrease annually.  Further, Starz expects other revenue sources, including OTT revenue trends, to offset the financial impact of the amendments.

In addition, in connection with and as a condition to these amendments, Lions Gate has entered into an agreement to issue to AT&T three $16.67 million annual installments of equity (or cash at Lions Gate’s election) following the completion of the Merger.  Starz has been advised that Lions Gate is expected to treat the annual issuance or payment as a reduction of Starz Networks’ revenue.  Starz has further been advised that Lions Gate signed a new multi-year agreement covering transactional video-on-demand, pay-per-view and electronic-sell-through with DIRECTV and AT&T simultaneously with the entrance into the agreement described above.

If, for any reason, the proposed Merger is not completed, the Lions Gate installment payments would terminate and DIRECTV and AT&T would have the option to terminate and renegotiate the multi-year amendments with Starz.

The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2016	2015	‘16 vs ‘15	‘16 vs ‘15
STARZ	24.5	23.3	1.2	5%
STARZ ENCORE	31.5	32.5	(1.0)	(3)%
Total	56.0	55.8	0.2	—%
Revenue from Starz Networks increased $19.3 million or 6% for the three months ended September 30, 2016 as compared to the corresponding prior year period. The increase in revenue was a result of a $20.8 million increase due to higher effective rates driven by growth in our OTT subscribers and annual rate increases from various distributors, offset by a $1.5 million decrease due to lower average subscriptions.
Revenue from Starz Distribution decreased $4.7 million or 7% for the three months ended September 30, 2016 as compared to the corresponding prior year period. This decrease was primarily due to fewer significant new titles distributed for Weinstein and lower sales of other acquired content, partially offset by an increase in revenue from our original series.
Programming
Programming costs increased $22.9 million or 14% for the three months ended September 30, 2016 as compared to the corresponding prior year period. The increase in programming costs was primarily due to a $24.4 million increase in original series amortization expense and a $5.6 million increase in other programming related costs, including increased development costs, offset by a $7.1 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the remaining 2016 and the 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year.
Production and Acquisition
Production and acquisition costs increased $3.3 million or 8% for the three months ended September 30, 2016 as compared to the corresponding prior year period. The increase was primarily due to an increase in revenue from our original series, partially offset by a decrease in revenue from films distributed for Weinstein.
Home Video Cost of Sales
Home video cost of sales decreased $1.6 million or 17% for the three months ended September 30, 2016 as compared to the corresponding prior year period. Home video cost of sales represented 29% and 27% of home video net sales for the three months ended September 30, 2016 and 2015, respectively. The increase in costs as a percentage of sales was due to lower revenue from Weinstein titles. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.

Operating
Operating expense decreased $7.6 million or 50% for the three months ended September 30, 2016 as compared to the corresponding prior year period. The decrease is primarily due to the sale of Film Roman in October 2015.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Advertising and marketing
Starz Networks	$42.9	$29.6	$13.3	45%
Starz Distribution	3.7	5.9	(2.2)	(37)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	46.6	35.5	11.1	31%
General and administrative, excluding stock compensation
Starz Networks	24.2	22.9	1.3	6%
Starz Distribution	7.6	8.4	(0.8)	(10)%
Starz Animation	—	0.1	(0.1)	(100)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	31.8	31.4	0.4	1%
Stock compensation	7.5	7.5	—	—%
Total general and administrative	39.3	38.9	0.4	1%

Total selling, general and administrative	$85.9	$74.4	$11.5	15%

General and administrative expense as a percentage of revenue	10%	10%
Starz Networks’ advertising and marketing costs increased $13.3 million primarily due to increased spend related to the timing of the airing of our original programming line-up and spend associated with the launch of our new Starz app. Starz Distribution’s advertising and marketing costs decreased $2.2 million due to fewer significant Weinstein releases in the current period.
Merger Related
We incurred $2.1 million of merger related costs, primarily legal fees, for the three months ended September 30, 2016. We expect to incur additional merger related costs through the closing of the Merger, and such amounts will be significant.

Operating Income and Adjusted OIBDA
Operating income decreased $27.8 million or 27% for the three months ended September 30, 2016 as compared to the corresponding prior year period. In addition to the impacts discussed below under Adjusted OIBDA, operating income was negatively impacted by $2.1 million of merger related costs.
See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes. Adjusted OIBDA by segment was as follows (dollars in millions):

	Three Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Adjusted OIBDA
Starz Networks	$92.9	$113.1	$(20.2)	(18)%
Starz Distribution	(1.7)	1.8	(3.5)	(194)%
Starz Animation	—	(0.1)	0.1	100%
Inter-segment eliminations	(1.3)	(0.1)	(1.2)	(1,200)%
Total Adjusted OIBDA	$89.9	$114.7	$(24.8)	(22)%

Adjusted OIBDA for Starz Networks decreased $20.2 million for the three months ended September 30, 2016 as compared to the corresponding prior year period. Such decrease was a result of the increase in programming costs and selling, general and administrative expenses, partially offset by the increase in revenue. Adjusted OIBDA for Starz Distribution decreased $3.5 million primarily due to the decrease in revenue.
Other Expense, Net
We recorded other expense, net of $3.7 million and $4.5 million for the three months ended September 30, 2016 and 2015, respectively. The expense for the three months ended September 30, 2016 and 2015 was primarily comprised of our share of losses from our investment in Playco Holdings Limited (“Playco”), an equity investee in which we hold an approximate 40% ownership interest, of $3.1 million and $2.2 million respectively, and the impact of foreign currency hedging and exchange fluctuations.
Income Taxes

	Three Months Ended September 30,
	2016	2015
Income before income taxes	$58.6	$85.8
Income tax expense	$24.3	$26.3
Effective tax rate	41%	31%
The 10% increase in our effective tax rate was comprised of the following:

Effective tax rate for the three months ended September 30, 2015	31%
Changes in uncertain tax positions during the three months ended September 30, 2015	4%
State tax return to provision true-ups during the three months ended September 30, 2016	3%
Non-deductible portion of merger related costs during the three months ended September 30, 2016	3%
Effective tax rate for the three months ended September 30, 2016	41%

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Our operating results were as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue:
Programming networks and other services	$1,165.6	$1,165.9	$(0.3)	—%
Home video net sales	76.7	106.6	(29.9)	(28)%
Total revenue	1,242.3	1,272.5	(30.2)	(2)%
Costs and expenses:
Programming (including amortization)	480.7	459.5	21.2	5%
Production and acquisition (including amortization)	144.3	146.3	(2.0)	(1)%
Home video cost of sales	20.1	29.6	(9.5)	(32)%
Operating	20.7	40.9	(20.2)	(49)%
Selling, general and administrative	255.8	227.1	28.7	13%
Merger related	11.6	—	11.6	100%
Depreciation and amortization	15.6	14.3	1.3	9%
Total costs and expenses	948.8	917.7	31.1	3%
Operating income	293.5	354.8	(61.3)	(17)%
Other expense:
Interest expense, net of amounts capitalized	(35.1)	(34.0)	(1.1)	(3)%
Other expense, net	(10.0)	(8.8)	(1.2)	(14)%
Income before income taxes	248.4	312.0	(63.6)	(20)%
Income tax expense	(92.7)	(103.4)	10.7	10%
Net income	$155.7	$208.6	$(52.9)	(25)%

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2016 TO NINE MONTHS ENDED SEPTEMBER 30, 2015
Revenue
Revenue by segment was as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Revenue
Starz Networks	$1,031.6	$996.6	$35.0	4%
Starz Distribution	213.6	253.7	(40.1)	(16)%
Starz Animation	—	23.1	(23.1)	(100)%
Inter-segment eliminations	(2.9)	(0.9)	(2.0)	(222)%
	$1,242.3	$1,272.5	$(30.2)	(2)%
Starz Networks’ revenue represented 83% and 78% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively.
On October 21, 2016, Starz amended its affiliation agreements with both DIRECTV and AT&T, extending the term of both agreements for multiple years. Solely for purposes of presentation, had we been operating under the financial terms of the amendments beginning January 1, 2015 and during the nine months ended September 30, 2015, we estimate Starz Networks’ revenue and Starz’s consolidated revenue for such period would have been $961.9 million and $1,237.8 million, respectively. Similarly, had we been operating under the financial terms of the amendments beginning January 1, 2016 and during the nine months ended September 30, 2016, we estimate Starz Networks’ revenue and Starz’s consolidated revenue for such period would have been $1,003.2 million and $1,213.9 million, respectively. The amendments provide for annual rate increases. Accordingly, following the first year of the renewal period, the impact on Starz’s earnings under these amendments would decrease annually.  Further, Starz expects other revenue sources, including OTT revenue trends, to offset the financial impact of the amendments.
In addition, in connection with and as a condition to these amendments, Lions Gate has entered into an agreement to issue to AT&T three $16.67 million annual installments of equity (or cash at Lions Gate’s election) following the completion of the Merger.  Starz has been advised that Lions Gate is expected to treat the annual issuance or payment as a reduction of Starz Networks’ revenue.  Starz has further been advised that Lions Gate signed a new multi-year agreement covering transactional video-on-demand, pay-per-view and electronic-sell-through with DIRECTV and AT&T simultaneously with the entrance into the agreement described above.

If, for any reason, the proposed Merger is not completed, the Lions Gate installment payments would terminate and DIRECTV and AT&T would have the option to terminate and renegotiate the multi-year amendments with Starz.

The table below sets forth, for the periods presented, subscriptions to our STARZ and STARZ ENCORE networks (subscriptions in millions):

	As of September 30,		# Change	% Change
Period End Subscriptions:	2016	2015	‘16 vs ‘15	‘16 vs ‘15
STARZ	24.5	23.3	1.2	5%
STARZ ENCORE	31.5	32.5	(1.0)	(3)%
	56.0	55.8	0.2	—%

Revenue from Starz Networks increased $35.0 million or 4% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. The increase in revenue was a result of a $44.8 million increase due to higher effective rates driven by growth in our OTT subscribers and annual rate increases from various distributors, partially offset by a $9.8 million decrease due to lower average subscriptions resulting primarily from video household losses at certain distributors.

Revenue from Starz Distribution decreased $40.1 million or 16% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. This decrease was primarily due to a decrease in revenue from our original series and fewer significant new titles distributed for Weinstein. During the nine months ended September 30, 2015, we licensed certain of our original series in the U.S., including “Spartacus” and “Magic City” to Netflix and “The White Queen” to Amazon.
Programming
Programming costs increased $21.2 million or 5% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. The increase in programming costs was primarily due to a $30.7 million increase in original series amortization expense and a $9.6 million increase in other programming related costs, including increased development costs, offset by a $19.1 million decrease in output and library film amortization expense.
We expect programming costs related to original programming to increase in the future. We are currently benefiting from a lower cost per film that we pay under our output agreements with Sony and Disney. This lower cost per film was the result of favorable negotiations during the most recent output agreement renewals. We expect to see continued savings in the remaining 2016 and the 2017 timeframe at which time the first window license period under our Disney output agreement ends. We plan to utilize these savings to fund a portion of the increase in our original programming to 80-90 episodes per year.
Production and Acquisition
Production and acquisition costs decreased $2.0 million or 1% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. The decrease was primarily due to a decrease in revenue from films distributed for Weinstein, partially offset by an increase in amortization expense due to higher cost original series.

Home Video Cost of Sales
Home video cost of sales decreased $9.5 million or 32% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. Home video cost of sales represented 26% and 28% of home video net sales for the nine months ended September 30, 2016 and 2015, respectively. The decrease in costs as a percentage of sales was due to a higher percentage of revenue from Weinstein titles as compared to our other home video releases. Under our agreement with Weinstein, DVD replication and packaging costs are paid for by Weinstein.
Operating
Operating expense decreased $20.2 million for the nine months ended September 30, 2016 as compared to the corresponding prior year period. The decrease is primarily due to the sale of Film Roman in October 2015.
Selling, General and Administrative
Selling, general and administrative expenses were as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Advertising and marketing:
Starz Networks	$114.3	$93.1	$21.2	23%
Starz Distribution	14.8	21.2	(6.4)	(30)%
Starz Animation	—	—	—	—%
Inter-segment eliminations	—	—	—	—%
Total advertising and marketing	129.1	114.3	14.8	13%
General and administrative, excluding stock compensation:
Starz Networks	77.6	66.0	11.6	18%
Starz Distribution	27.5	24.0	3.5	15%
Starz Animation	—	0.4	(0.4)	(100)%
Inter-segment eliminations	—	—	—	—%
General and administrative, excluding stock compensation	105.1	90.4	14.7	16%
Stock compensation	21.6	22.4	(0.8)	(4)%
Total general and administrative	126.7	112.8	13.9	12%
	$255.8	$227.1	$28.7	13%

General and administrative expense as a percentage of revenue	10%	9%
Starz Networks’ advertising and marketing costs increased $21.2 million primarily due to increased spend related to our original programming line-up and spend associated with the launch of our new Starz app. Starz Distribution’s advertising and marketing costs decreased $6.4 million due to fewer significant new Weinstein releases in the current period. Starz Networks’ general and administrative expense increased $11.6 million, primarily due to litigation related costs and payroll costs. Starz Distributions general and administrative expense increased $3.5 million, primarily due to higher bad debt expense.
Merger Related
We incurred $11.6 million of merger related costs, primarily advisory and legal fees, for the nine months ended September 30, 2016. We expect to incur additional merger related costs through the closing of the Merger, and such amounts will be significant.

Operating Income and Adjusted OIBDA
Operating income decreased $61.3 million or 17% for the nine months ended September 30, 2016 as compared to the corresponding prior year period. In addition to the impacts discussed below under Adjusted OIBDA, operating income was negatively impacted by $11.6 million of merger related costs.
See Note 8 to the unaudited condensed consolidated financial statements included in this Form 10-Q for a discussion of Adjusted OIBDA, which also includes a reconciliation of Adjusted OIBDA to the GAAP measure income before income taxes. Adjusted OIBDA by segment was as follows (dollars in millions):

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	‘16 vs ‘15	‘16 vs ‘15
Adjusted OIBDA
Starz Networks	$341.8	$365.0	$(23.2)	(6)%
Starz Distribution	4.3	30.2	(25.9)	(86)%
Starz Animation	—	(1.4)	1.4	100%
Inter-segment eliminations	(1.7)	(0.2)	(1.5)	(750)%
	$344.4	$393.6	$(49.2)	(13)%

Adjusted OIBDA for Starz Networks decreased $23.2 million for the nine months ended September 30, 2016 as compared to the corresponding prior year period. Such decrease was a result of the increase in programming costs and selling, general and administrative expenses, partially offset by the increase in revenue. Adjusted OIBDA for Starz Distribution decreased $25.9 million primarily due to the decrease in revenue.
Other Expense, Net
We recorded other expense, net of $10.0 million and $8.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The expense for the nine months ended September 30, 2016 and 2015 was primarily comprised of our share of losses from our investment in Playco of $11.6 million and $8.0 million respectively, and the impact of foreign currency hedging and exchange fluctuations.
Income Taxes

	Nine Months Ended September 30,
	2016	2015
Income before income taxes	$248.4	$312.0
Income tax expense	$92.7	$103.4
Effective tax rate	37%	33%
The 4% increase in our effective tax rate was comprised of the following:

Effective tax rate for the nine months ended September 30, 2015	33%
Changes in uncertain tax positions during the nine months ended September 30, 2015	1%
Non-deductible portion of merger related costs during the nine months ended September 30, 2016	2%
State tax return to provision true-ups during the nine months ended September 30, 2016	1%
Effective tax rate for the nine months ended September 30, 2016	37%

MATERIAL CHANGES IN FINANCIAL CONDITION
As of September 30, 2016, our cash and cash equivalents totaled $14.0 million. Our cash and cash equivalents are, from time to time, invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated commercial paper.

Operating Activities
We generated $196.7 million and $88.5 million of net cash provided by operating activities for the nine months ended September 30, 2016 and 2015, respectively. Our primary uses of cash are payments under our programming output and library agreements and production and acquisition costs for our original programming, home video and other content (i.e., investment in films and television programs), which are included as a reduction of net cash provided by operating activities. Cash paid under our programming output and library agreements totaled $271.5 million and $350.2 million for the nine months ended September 30, 2016 and 2015, respectively. Cash paid for original programming, home video and other content totaled $263.0 million and $285.0 million for the nine months ended September 30, 2016 and 2015, respectively, and decreased primarily due to a decrease in payments to Weinstein, partially offset by an increase related to production of our original series. We plan to continue to increase our investments in original programming in future periods. A $30.2 million decrease in taxes paid positively impacted our net cash provided by operating activities for the nine months ended September 30, 2016. A $17.3 million and a $30.5 million increase in our long term receivables from the licensing of certain of our original series to Netflix and Amazon negatively impacted our net cash provided by operating activities for the nine months ended September 30, 2016 and 2015, respectively.
Investing Activities
During the nine months ended September 30, 2016 and 2015, we made advances to Playco totaling $16.0 million and $3.8 million, respectively.
Financing Activities
During the nine months ended September 30, 2016, we had net payments of debt of $44.2 million. We repurchased 4.6 million shares of common stock for $121.6 million, including fees, under our share repurchase program during the nine months ended September 30, 2016 as compared to $64.7 million during the nine months ended September 30, 2015. We had $356.7 million available under our share repurchase program as of September 30, 2016. Under the terms of the Merger Agreement, we are prohibited from repurchasing our common stock. Accordingly, there will be no repurchases of our common stock through the closing of the Merger.
We are continually projecting anticipated cash requirements for our operating, investing and financing needs. Potential sources of liquidity include net cash provided by operating activities and borrowings under our Credit Agreement. Our expected uses of cash for investing and financing activities include capital expenditures, funding of Playco and debt repayments. The Credit Agreement and Senior Notes will be repaid and terminated in connection with the closing of the Merger. However, if the Merger is not consummated, we believe that based on our current operating plans, net cash provided by operating activities, available borrowing capacity under our Credit Agreement, through its expiration on April 20, 2020, and access to debt and equity markets will be sufficient to fund our expected uses of cash for the foreseeable future. Net cash provided by operating activities and access to the capital markets can be impacted by factors outside of our control. Our Senior Notes are due on September 15, 2019. If the Merger is not consummated, we plan to refinance these notes on terms acceptable to us prior to their due date. However, there can be no assurance that we will be able to refinance them on acceptable terms, if at all. As of September 30, 2016, $732.0 million of borrowing capacity was available under our Credit Agreement.
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
As of September 30, 2016, our debt was comprised of the following amounts (in millions):

Variable rate debt		Fixed rate debt
Principal amount	Weighted avg. interest rate	Principal amount	Weighted avg. interest rate
$268.0	2.27%	$737.2	5.12%
A hypothetical 50 basis point change in interest rates prevailing at September 30, 2016 would either increase or decrease our annual interest expense on our variable rate debt by approximately $1.3 million. As shown above, the majority of our outstanding debt at September 30, 2016 was fixed rate debt. However, at September 30, 2016, $732.0 million of borrowing capacity was available under our Credit Agreement, which is at variable rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our principal financial and accounting officer (“Executives”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
During the three months ended September 30, 2016, we implemented a new integrated programming management system for Starz Networks. The new system and related changes to processes have changed our internal control over financial reporting. We have taken the necessary steps to test the operating effectiveness of all key controls in the new system and maintained appropriate internal control over financial reporting during the three months ended September 30, 2016. Other than the system implementation discussed above, there has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On October 29, 2015, Keno Thomas, a former Starz Entertainment employee, filed a complaint in Los Angeles County Superior Court against Starz, Starz, LLC, Starz Entertainment (collectively, “Starz Parties”) and Liberty Media, and certain individual defendants. The plaintiff alleges that the Starz Parties and certain of the other defendants engaged in retaliation, wrongful termination of employment, failure to prevent retaliation and intentional infliction of emotional distress, all in connection with the plaintiff’s employment with Starz Entertainment. The plaintiff seeks compensatory, emotional distress and punitive damages, interest and an award of reasonable attorneys’ fees. On November 30, 2015, defendants removed this case to the United States District Court for the Central District of California. In February 2016, the parties stipulated to dismiss Starz and Starz, LLC without prejudice and to dismiss Liberty Media with prejudice. On February 29, 2016, the District Court dismissed one of the individual defendants without prejudice, dismissed certain claims for retaliation and for intentional infliction of emotional distress without prejudice and struck certain other allegations in the complaint, permitting the plaintiff to file an amended complaint with respect to the claims dismissed without prejudice. The plaintiff filed an amended complaint on March 30, 2016 with modified allegations of retaliation and intentional infliction of emotional distress. On April 13, 2016, the defendants moved to dismiss various causes of action in the amended complaint. On July 11, 2016, the District Court granted the defendants’ motion to dismiss the claim for intentional infliction of emotional distress without leave to amend, and to dismiss one claim for retaliation with leave to amend. On September 26, 2016, the District Court denied Starz’s motion to dismiss one of the plaintiff’s claims for retaliation under California Labor Code Section 1102.5(c), but agreed that plaintiff could not pursue one theory of his claim for retaliation within that claim. Starz believes that it has substantial defenses to the claims asserted in the foregoing action, is defending the action vigorously, and does not believe that the resolution of the action will have a material adverse effect on its business, financial condition or results of operations.

Between July 19, 2016 and July 29, 2016, six putative class action complaints were filed by purported Starz stockholders in the Court of Chancery of the State of Delaware: Freedman v. Malone, et al., C.A. No. 12571-VCG; Oklahoma Police Pension & Retirement System v. Malone, et al., C.A. No. 12584-VCG; The Firemen’s Retirement System of St. Louis v. Malone, et al., C.A. No. 12596-VCG; City of Cambridge Retirement System v. Malone, et al., C.A. No. 12598-VCG; Norfolk County Retirement System v. Malone, et al., C.A. No. 12599-VCG; and City of Providence v. Starz, et al., C.A. No. 12604-VCG. On August 16, 2016, the Court of Chancery of the State of Delaware entered an order consolidating these six putative class actions into one consolidated action, In re Starz Stockholder Litigation, Consolidated C.A. No. 12584-VCG. On August 30, 2016, a seventh putative class action was filed by purported Starz stockholders in the Court of Chancery of the State of Delaware, Teamsters Local 170 Pension Fund v. Lions Gate Entertainment Corp., et al., C.A. No. 12705, which was later added to the consolidated action. The verified consolidated class action complaint names as defendants Starz; Dr. John C. Malone; Mark H. Rachesky; Greg Maffei; Robert R. Bennett; Deborah J. Bennett; Irving L. Azoff; Susan M. Lyne; Christopher P. Albrecht; Daniel E. Sanchez; Robert S. Wiesenthal; Andrew T. Heller; Jeffrey F. Sagansky; Charles Y. Tanabe; Hilltop Investments, LLC; Leslie Malone; The Tracey L. Neal Trust A; The Evan D. Malone Trust A; Lions Gate; and Merger Sub. The consolidated complaint alleges that the Starz Board of Directors breached their fiduciary duties by failing to obtain adequate consideration for the Merger and that other defendants breached their fiduciary duties and/or aided and abetted the board in breaching their fiduciary duties. In two counts, the consolidated complaint asserts a claim for breaches of fiduciary duty against Dr. Malone and the Starz Board of Directors, as well as a claim for aiding and abetting the breaches of fiduciary duty against Dr. Malone, Robert Bennett, Deborah Bennett, Hilltop Investments LLC, Leslie Malone, The Tracey L. Neal Trust A, The Evan D. Malone Trust A, Mark H. Rachesky, Lions Gate, and Orion Arm. The consolidated class action complaint seeks damages, rescission of the merger, costs, attorneys’ fees, experts’ fees, and other equitable relief. On August 18, 2016, plaintiffs in the consolidated action filed a motion for expedited proceedings; on September 22, 2016, the court denied the motion.

On August 9, 2016, an eighth putative class action complaint was filed by a purported Starz stockholder in the District Court for the City and County of Denver, Colorado: Gross v. John C. Malone, et al., 2016-CV-32873. The complaint names as defendants the members of the board of directors of Starz, Dr. Malone and Mr. Bennett, as well as Lions Gate and Merger Sub. The complaint alleges, among other things, that the members of the Starz board of directors breached fiduciary duties owed to Starz and the holders of Starz Series A common stock in connection with the merger and the transactions contemplated by the merger agreement, and that Dr. Malone, Mr. Bennett, Lions Gate, and Merger Sub aided and abetted such breaches of fiduciary duty. On October 7, 2016, the Colorado court entered an order granting a joint motion for extension of time to respond to the complaint by and including November 9, 2016.

Defendants believe that the complaints are without merit and intend to defend the actions vigorously.

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
The Starz board of directors has authorized a total of $1,200.0 million since January 2013 to repurchase Starz common stock. During the three months ended September 30, 2016, we did not repurchase any of our common stock. Starz had $356.7 million available under its share repurchase program as of September 30, 2016. Under the terms of the Merger Agreement, we are prohibited from repurchasing our common stock. Accordingly, there will be no repurchases of our common stock through the closing of the Merger.
During the three months ended September 30, 2016, 3,167 shares of Series A common stock were surrendered by employees to pay withholding taxes in connection with the vesting of the employees’ restricted stock.
Item 6. Exhibits
Listed below are the exhibits which are filed as part of this Report (according to the number assigned to them in Item 601 of Regulation S-K).

Exhibit No.	Description of Exhibit
10.1	Carmi D. Zlotnik Retention Bonus Agreement, dated September 6, 2016, between Starz Entertainment, LLC and Carmi D. Zlotnik.*
10.2	First Amendment to Starz Severance Agreement with Carmi Zlotnik, dated September 6, 2016, between Starz Entertainment, LLC and Carmi D. Zlotnik.*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
______________________

*	Filed herewith.

**	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Starz
	By:	/s/ Christopher P. Albrecht
Date: November 8, 2016		Name:	Christopher P. Albrecht
		Title:	President and Chief Executive Officer

	By:	/s/ Scott D. Macdonald
Date: November 8, 2016		Name:	Scott D. Macdonald
		Title:	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Exhibit List
Exhibits. Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description of Exhibit
10.1	Carmi D. Zlotnik Retention Bonus Agreement, dated September 6, 2016, between Starz Entertainment, LLC and Carmi D. Zlotnik.*
10.2	First Amendment to Starz Severance Agreement with Carmi Zlotnik, dated September 6, 2016, between Starz Entertainment, LLC and Carmi D. Zlotnik.*
31.1	Rule 13a-14(a)/15(d)-14(a) Certification*
31.2	Rule 13a-14(a)/15(d)-14(a) Certification*
32.1	Section 1350 Certifications**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
_____________________

*	Filed herewith.

**	Furnished herewith.